Form 10-K
period 2021-12-31
PROOF Acquisition Corp I
filed 2022-03-29
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER 001-41104

PROOF ACQUISITION CORP I
(Exact name of registrant as specified in its charter)

Delaware	86-2707040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11911 Freedom Drive, Suite 1080 Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

(571) 310-4949
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	PACI.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share (included as part of the Units)	PACI	The New York Stock Exchange
Redeemable Warrants (included as part of the Units)	PACI.WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant was not a public company as June 30, 2021 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 28, 2022, the Registrant had 27,600,000 shares of its Class A common stock, $0.0001 par value per share, and 6,900,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

3

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	conflicts of interest arising with entities affiliated with our sponsor;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward- looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to PROOF Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to PROOF Acquisition Sponsor I, LLC, a Delaware limited liability company.

ITEM 1.	BUSINESS.

Introduction

We are a blank check company incorporated as a Delaware corporation on March 16, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On December 3, 2021, we consummated our initial public offering (“Public Offering”) of 27,600,000 units, including 3,600,000 units as a result of the underwriters’ full exercise of their over-allotment option (the “Units”). Each Unit consists of one share of Class A common stock (a “Public Share”) and one-half of one redeemable warrant. Each whole warrant (a “Public Warrant”) entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $276,000,000.

On March 31, 2021, the Sponsor received 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for a payment of $25,000 made on May 4, 2021. On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate of 6,900,000 Founder Shares. As of December 3, 2021, there was 6,900,000 shares of Class B common stock issued and outstanding, of which 6,440,000 are held by our Sponsor and the remaining 460,000 are held by certain funds and accounts managed by BlackRock, Inc. (collectively referred to herein as “BlackRock”). The number of Founder Shares outstanding was determined based on the Company’s expectation that the total size of the Public Offering would be a maximum of 27,600,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore, that the Founder Shares would represent 20% of the outstanding shares after the Public Offering.

Simultaneously with the closing of the Public Offering, pursuant to purchase agreements entered into with the Sponsor and Blackrock, the Company completed the private sale of an aggregate of 15,226,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,226,000 (the “Private Placement”). The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants, so long as they are held by the Sponsor, Blackrock, or their permitted transferees, (i) are not redeemable by the Company, (ii) may not, and the Class A common stock issuable upon the exercise of the Private Placement Warrants may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis, and (iv) under certain circumstances, are entitled to registration rights. No underwriting discounts or commissions were paid with respect to the Private Placement. If the Private Placement Warrants are held by holders other than the original purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants included in the Units sold in the Public Offering. If the Company does not consummate its initial business combination within 18 months from the closing of the Public Offering, or 24 months if we decide to extend the term, the Private Placement Warrants will expire worthless. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Upon the closing of the Public Offering and the Private Placement, $281,520,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except for the withdrawal of interest to pay taxes, if any, and to fund our working capital requirements (subject to an annual limit of  $100,000), our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of our initial business combination; (ii) the redemption of any Public Shares related to certain amendments to our Charter, or (iii) the redemption of 100% of the Public Shares if we are unable to complete an initial business combination within 18 months from the closing of the Public Offering, or 24 months if we decide to extend the term.  With respect to amendments to our Charter, holders of Public Shares may be entitled to redeem their Public Shares (i) in connection with a stockholder vote to amend the Charter to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete an initial business combination within 24 months from the closing of the Public Offering or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

After the payment of underwriting discounts and commissions (excluding deferred underwriting fees of $9,660,000, which amount will be payable upon consummation of our initial business combination, if consummated) and approximately $443,739 in Public Offering costs, approximately $3,742,261 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2021, there was $281,521,183 in investments and cash held in the Trust Account and $2,579,658 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2021, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Public Offering and the sale of the Private Placement Warrants, our equity or debt, or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be in its early stages of development or growth, which would subject us to the numerous risks inherent in such a company or business.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our shares of Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, or for working capital.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will be aware of the company and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case the fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee or consulting fee prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction). We have agreed to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We may also pursue an initial business combination with a company that is affiliated with our Sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that the initial business combination is fair to our company from a financial point of view. Our stockholders may not be provided with a copy of the opinion nor will they be able to rely on the opinion. We are not required to obtain an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months (or up to 24 months, if applicable) from the closing of our Public Offering.

Structure of an Initial Business Combination

In accordance with the rules of the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the “80% fair market value test.” If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions. Our stockholders may not be provided with a copy of the opinion nor will they be able to rely on such an opinion. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders will own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination in such a way that the post-transaction company owns or acquires less than 100% of equity interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders, or for other reasons. We only intend to complete a business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of a target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target business and us in the initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares, or other equity interests of a target, or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of the business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Extension of Time to Complete an Initial Business Combination

We will have until 18 months from the closing of the Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may extend the period to consummate a business combination two times by an additional three months each (for a total of up to 24 months to complete a business combination).

Pursuant to the terms of our amended and restated certificate of incorporation and the Trust Agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our Sponsor or its affiliates or designees, upon five days advance notice to us prior to the applicable deadline, must deposit into the Trust Account $2,760,000 ($0.10 per Public Share) on or prior to the date of the applicable deadline for each of the available three month extensions. A total deposit of $5,520,000 must be deposited to reach an aggregate business combination period of 24 months and the deposit may be made in cash or in the form of a non-interest bearing, unsecured promissory notes. The promissory notes may be converted into warrants to purchase our Class A common stock, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Promissory notes issued to extend the applicable period that are not converted to warrants will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay the loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay the loans. Furthermore, the letter agreements with our initial shareholders contain a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for promissory notes issued to extend the applicable period out of the funds held in the Trust Account in the event that we do not complete a business combination. We will issue a press release announcing each extension at least three days prior to the deadline for each extension and we will issue a press release the day after the deadline announcing whether the funds have been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account so that we may extend the time available for us to complete our initial business combination.

Our public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 18 months to up to 24 months described above or redeem their shares in connection with these extensions. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s shareholders and shareholders have the right to redeem their public shares in connection with such a vote. However, our public stockholders will be entitled to vote and redeem their Public Shares in connection with a stockholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with an initial business combination if we propose one during any three-month extension period.

Redemption of Public Shares and Liquidation if Initial Business Combination Not Completed

Our initial stockholders, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have only 18 months (or up to 24 months, if applicable) from the closing of our Public Offering to complete our initial business combination. If we have not completed our initial business combination within the 18-month period (or up to 24 months, if applicable), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following the redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month period (or up to 24 months, if applicable).

Redemption Rights for Holders of Public Shares Upon Consummation of Our Initial Business Combination

We will provide the holders of our Public Shares with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-issued and outstanding public shares, subject to the limitations and on the conditions described herein. At the completion of our initial business combination, we will be required to purchase any Public Shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.20 per public share, and such amount will be increased by $0.10 per public share for any three-month extension of our time to consummate our initial business combination, as described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our Public Shares, even if a public stockholder has properly elected to redeem its shares, if a business combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of our initial business combination, and BlackRock has agreed to waive its redemption rights with respect to any founder shares held by it.

Conduct of Redemptions Pursuant to Tender Offer Rules

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated articles of incorporation: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the U.S. Securities and Exchange Commission (the “SEC”) prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Submission of Our Initial Business Combination to a Stockholder Vote

If we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described herein upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. Our Sponsor, officers and directors, and Blackrock have agreed to vote their Founder Shares and our Sponsor, officers, and directors have agreed to vote any Public Shares purchased during or after the Public Offering in favor of our initial business combination. Each holder of Public Shares may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. In addition, our Sponsor, officers, and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our initial business combination.

Limitation on Redemption Rights Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to excess shares without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force the Company or management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including excess shares) for or against the Company’s initial business combination.

Competition

In identifying, evaluating, and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human, and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers: John C. Backus, Jr., Stephen P. Mullins, and Michael W. Zarlenga. These individuals are not obligated to devote any specific number of hours to our business but they intend to devote as much of their time as they deem necessary to our business until we have completed our initial business combination. The amount of time they will devote in any given time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 11911 Freedom Drive, Suite 1080, Reston, VA 20190 or by telephone at (571) 310-4949.

ITEM 1A.	RISK FACTORS.

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

•	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Past performance by PROOF.VC, our management team, and members of our VC Advisory Board is not indicative of future performance of an investment in us. In addition, our management team and their respective affiliates have been involved with a large number of public and private companies in addition to those identified above, not all of which have achieved similar performance levels.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support our initial business combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote any founder shares held by them and their respective affiliates, and have agreed to vote any public shares held by them in favor of the initial business combination, regardless of how our public stockholders may vote.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•
The requirement that we complete our initial business combination within 18 months (or up to 24 months, if applicable) after the closing of the Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent Coronavirus disease 2019 (COVID-19) outbreak and the status of debt and equity markets.

•
We may not be able to complete our initial business combination within the 18 months (or up to 24 months, if applicable) after the closing of the Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•
If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors, and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, the stockholder’s shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•
We may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share (or $10.30 or $10.40 per public share in case we extend the period of time available for us to complete a business combination to 21 months or 24 months, respectively), or less than such amount in certain circumstances, and our warrants will expire worthless.

•
We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

•
Our management team will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•
We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•
The holders of our founder shares will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

•	Certain key agreements related to the Public Offering may be amended without your consent.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this report.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants would expire worthless.

We will have 18 months from the closing of our Public Offering, or until June 3, 2023, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within this period, we may extend the period of time to consummate a business combination up to two times by an additional three months each time for a total of 24 months or until December 3, 2023. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $2,760,000, or $0.10 per Public Share, on or prior to the date of the applicable deadline for each of the available three-month extensions in exchange for a non-interest bearing, unsecured promissory note as described elsewhere herein. Our Sponsor and its affiliates or designees are obligated to deposit additional funds into the trust account to effectuate the aforementioned extensions, however our Sponsor and its affiliates or designees have no obligation to ensure we are able to extend the time available to us to complete our initial business combination by making any additional deposit into the trust account. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds then held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support the combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding Public Shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your Public Shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Because our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek a stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the time period (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such a closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of the holders of our Public Shares to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore, will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The probability that our initial business combination would be unsuccessful would decrease if the holders of a large number of Public Shares decide to exercise redemption rights and you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you need immediate liquidity, you could attempt to sell your stock in the open market. However, at that time, our stock may be trading at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate, or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within 18 months (or up to 24 months, if applicable) after the closing of our Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter negotiations concerning a business combination will be aware that we must complete our initial business combination by June 3, 2023 (or December 3, 2023, if applicable). Consequently, a target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the Coronavirus disease 2019 (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a pneumonia outbreak was reported in Wuhan, China. On December 31, 2019, the outbreak was traced to a novel strain of coronavirus, which was given the interim name 2019-nCoV by the World Health Organization (WHO) and later renamed SARS-CoV-2 by the International Committee on Taxonomy of Viruses. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. On March 13, 2020, in Proclamation 9994, then-President Donald Trump proclaimed that the COVID-19 outbreak in the United States constitutes a national emergency and on February 24, 2021, President Joseph Biden determined that it is necessary to continue the national emergency declared in Proclamation 9994 concerning the COVID-19 pandemic. Variants of SARS-CoV-2 are now spreading among global populations, including the Delta Variant first identified in India, the UK Variant first found in London and Kent, a variant discovered in Brazil, and the Omicron Variant discovered in South Africa,. While various vaccines have been developed, there can be no guarantee that the vaccines will be successful in halting the spread of COVID-19 or its variants.

The COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. A continuation of the COVID-19 outbreak will result in severe disruptions to the economy and financial markets for an unforeseeable time into the future. The business of any potential target business with which we may consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to conduct due diligence and/or limit the ability to have meetings with potential investors or target company personnel, or vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the actions to contain COVID-19 or treat its impact, and the emergence of new variants such as the Delta Variant, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity, and third-party financing being unavailable on terms acceptable to us or at all.

The outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

Finally, there is no indication that COVID-19 will be the last widespread health crisis. The economy and financial markets will be recovering from the COVID-19 outbreak for the foreseeable future. Another significant outbreak of other infectious diseases could result in additional disruptions to the economy and financial markets at a time when the economy and financial markets are still in recovery. This could adversely affect our ability to complete a business combination, limit our or our target company’s ability to raise any needed addition capital, or adversely affect our target company following a business combination.

If we do not complete our initial business combination within the 18 months (or up to 24 months, if applicable) after the closing of our Public Offering, we would cease all operations except those necessary for winding up and we would redeem our Public Shares and liquidate, in which case the holders of our Public Shares may receive only their pro rata portion of the funds in the trust account that are available for distribution, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within 18 months (or up to 24 months, if applicable) after the closing of our Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, and the other risks described herein. For example, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire and/or complicate or obstruct our ability to complete a business combination due to travel restrictions, limitations on in-person meetings and site visits and other logistical impediments that could delay or disrupt negotiations and consummation of a transaction.

If we have not completed our initial business combination within this time period and have not sought an extension of the 18-month time period (or up to 24-months, if applicable) as described herein, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such a redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, the holders of our Public Shares may only receive $10.20 per share (or $10.30 or $10.40 per Public Share in case we extend the time period available for us to complete a business combination to 21 months or 24 months, respectively), and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares, or less than the $10.30 or $10.40 per public share held in the trust account in case of one or both extensions of the time period to complete our initial business combination have been effectuated, as applicable.

If we have not completed an initial business combination within the 18-month period (or up to 24-months, if applicable), we may seek an amendment to our amended and restated certificate of incorporation to extend the time period we have to complete an initial business combination beyond 24 months. Our amended and restated certificate of incorporation will require that the amendment be approved by holders of 65% of our then outstanding shares of common stock. There is no guaranty that our stockholders will approve the amendment.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors, and their respective affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or warrants.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. The price per share paid by these individuals may be different than the amount per share the holder of Public Shares would receive if the holder elected to redeem its shares in connection with our initial business combination.

These purchases may include a contractual acknowledgement that the selling stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors, or their affiliates purchase shares in privately negotiated transactions from holders of Public Shares who have already elected to exercise their redemption rights, the selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any purchases of shares could be to vote the shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that the requirement would otherwise not be met. The purpose of any purchases of public warrants could be to reduce the number of public warrants outstanding or to vote the warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if purchases for this purpose are made, the public “float” of our Class A common stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing, or trading of our securities on a national securities exchange.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws, our Sponsor, directors, officers, advisors, or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial business combination, or not redeem their Public Shares.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, the stockholder’s shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer material, as applicable, the stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer material, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender Public Shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer material mailed to the stockholders, or up to two business days prior to the initially scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, the stockholder’s shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (a) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that a stockholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or up to 24 months, if applicable) from the closing of our Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of our public shares if we have not consummated our business combination within 18 months (or up to 24 months, if applicable) from the closing of our Public Offering. In addition, if we have not completed an initial business combination within 18 months (or up to 24 months, if applicable) from the closing of our Public Offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 18 months (or up to 24 months, if applicable) from the closing of our Public Offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because the net proceeds of our Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our Public Offering and the sale of the private placement warrants and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units became immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

If the net proceeds of the sale of the private placement warrants is insufficient to allow us to operate for at least the next 18 months (or up to 24 months, if applicable), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for a business combination, to pay our taxes, including franchise and income taxes, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the proceeds from the sale of private placement warrants, as of December 31, 2021, approximately $2,579,658 will be available to us initially outside the trust account to fund operating expenses of the company and the costs of researching, investigating, and consummating a business combination with a target company. Should the proceeds from the sale of private placement warrants be sufficient to cover all operating and other expenses through the date of the business combination, any excess proceeds will be available to use in the business combination. If the proceeds from the sale of private placement warrants are not sufficient to pay expenses, we will be forced to borrow additional funds, raise additional capital, or liquidate. To the extent we borrow money in lieu of liquidation, we will likely be required to repay the borrowing upon the closing of our initial business combination and this borrowing will decrease the amount of money available for a business combination.

If we are required to seek additional capital, we may borrow funds from our Sponsor, management team, or other third parties to operate or may be forced to liquidate. However, none of our Sponsor, members of our management team, nor any of their affiliates is under any obligation to advance funds to us in these circumstances. Any borrowing would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan funds and waive all rights to seek access to funds in our trust account. If we have not completed our initial business combination within the required timeframe because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.20, $10.30 or $10.40 per Public Share (as applicable), or less in certain circumstances, on our redemption of our Public Shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses, and other entities with which we do business execute agreements with us waiving any right, title, interest, or claim of any kind in or to any monies held in the trust account for the benefit of the holders of our Public Shares, some parties may not agree to these terms. Even if they execute the agreements that contain a waiver, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility, or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets which includes funds held in the trust account. If any third party refuses to execute an agreement waiving claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that the third party’s engagement would be significantly more beneficial to us than any alternative.

Marcum LLP, our independent registered public accounting firm, and the underwriters of our Public Offering will not execute agreements with us waiving claims to the monies held in the Trust Account.  Other examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that the parties will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts, or agreements with us and will not seek recourse against the trust account for any reason.

Upon redemption of our Public Shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per public share initially held in the trust account, or less than the $10.30 or $10.40 per public share held in the trust account in case of one or both extensions periods to complete our initial business combination have been effectuated, due to claims of such creditors. Pursuant to a letter agreement, our Sponsor has agreed that it will reimburse us if and to the extent a claim by a third party reduces the amount of funds in the trust account to below the lesser of (i) $10.20 per public share (or $10.30 or $10.40 per public share in case we extend the period of time available for us to complete a business combination to 21 months or 24 months, respectively), or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20, $10.30 or $10.40 per share, as applicable, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. The reimbursement obligation will only apply to claims for services rendered or products sold to us (other than services provided by our independent registered public accounting firm and the underwriter of our Public Offering) or claims by a prospective target business with which we have entered into a written letter of intent, confidentiality, or other similar agreement, or business combination agreement. The reimbursement obligation will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not the waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our Public Offering against certain liabilities, including liabilities under the Securities Act.

Furthermore, we have not asked our Sponsor to reserve for this reimbursement obligation, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its obligations. We believe that our Sponsor’s only assets are securities of our company. Therefore, it is highly unlikely that our Sponsor would be able to satisfy the reimbursement obligations. As a result, if any claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20, $10.30 or $10.40 per Public Share, as applicable. In that case, we may not be able to complete our initial business combination, and you would receive a lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors, or the equity owners of our Sponsor, will be liable to us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment, or other charges that could have a significant negative effect on our financial condition, results of operations, and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders, respectively, following the initial business combination could suffer a reduction in the value of their securities. These stockholders and warrant holders are unlikely to have a remedy for any reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share (or $10.30 or $10.40 per Public Share in case we extend the period of time available for us to complete a business combination to 21 months or 24 months, respectively), or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20, $10.30 or $10.40 per public share, as applicable, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no reimbursement obligation related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce the reimbursement obligation.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce the reimbursement obligations, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce this obligation, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20, $10.30 or $10.40 per public share, as applicable.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest, or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever, except to the extent they are entitled to funds from the trust account due to their ownership of Public Shares. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions. Our obligation to indemnify our officers and directors may also discourage a target company from consummating an initial business combination. An officer or director of the company entitled to indemnification is a creditor of the company and the debt owed to an officer or director entitled to indemnification may thereafter become a debt of target company after the business combination. After the business combination, the funds once held in the trust account may be available to satisfy the indemnification claim of the officer or director, thus reducing the amount available to the target company.

Changes in the market for directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers’ liability coverage, the premiums charged for these policies have substantially increased, and the terms of these policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms, or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after the consummation of an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to these claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover distributions from the trust account, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to holders of our Public Shares, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor-creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors or as having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in the bankruptcy proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to holders of our Public Shares, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to the holders of our Public Shares upon redemption in the event we do not complete our initial business combination within 18 months (or up to 24 months, if applicable) from the closing of our Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of the stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month (or up to the 24th month, if applicable) from the closing of our Public Offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the procedures set forth in Section 280 of the DGCL.

If we do not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan of distribution, based on facts known to us at the time that will provide for the payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of the stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. A stockholder could potentially be liable for any claims to the extent of distributions received by it (but no more) and any liability of our stockholders may extend beyond the third anniversary date of the dissolution. Furthermore, if the pro rata portion of our trust account distributed to the holders of our Public Shares upon the redemption in the event we do not complete our initial business combination within 18 months (or up to 24 months, if applicable) from the closing of our Public Offering is not considered a liquidating distribution under Delaware law and the redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, in which case our public stockholders will be delayed in electing directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless the election is made by written consent in lieu of a meeting. Because our initial stockholders will hold all of our Class B common stock and because, until we consummate a business combination, only holders of Class B common stock will be entitled to vote in the election of directors, we may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, the only manner to force us to hold the meeting may be to submit an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, prior to our initial business combination, (a) as holder of our Class A common stock, our public stockholders will not have the right to vote on the election or removal of our directors and (b) holders of a majority of the issued and outstanding shares of our Class B common stock may remove a member of our Board for any reason.

Because we are not limited to a particular industry, sector, geography, or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations and we may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We may seek to complete a business combination with an operating company of any size (subject to satisfaction of the 80% fair market value test) and in any industry, sector ,or geography. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition, or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a development stage entity.

Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if that opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. These stockholders are unlikely to have a remedy for any reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. These stockholders are unlikely to have a remedy for any reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet some or all of these criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that an initial business combination target will not have some or all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, the combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines.

If we have not completed our initial business combination within the prescribed timeframe, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to the holders of our Public Shares, and our warrants will expire worthless.

We may seek business combination opportunities with an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows, or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an entity lacking an established record of revenues, cash flows, or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business with limited historical financial data, volatile revenues, cash flows, or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our Board cannot independently determine the fair market value of the target business or businesses, including with the assistance of financial advisors, we are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. The standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may engage the underwriter or one of its affiliates to provide additional services to us after our Public Offering. The underwriter is entitled to receive deferred underwriting commissions that will be released from the trust account only on completion of our initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us after our Public Offering.

We may engage the underwriter or one of its affiliates to provide additional services to us after our Public Offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering, or arranging debt financing. We may pay the underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. However, no agreement will be entered into with the underwriter or its affiliates and no fees or other compensation for services will be paid to the underwriter or its affiliates prior to the date that is 60 days from the date of our Public Offering, unless FINRA determines that the payment would not be deemed underwriter’s compensation, or such payment would be excluded from such designation pursuant to an applicable FINRA rule, in connection with our Public Offering. The underwriter is also entitled to receive deferred underwriting commissions from our Public Offering that are conditioned on the completion of an initial business combination. The fact that the underwriter or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest, or claim of any kind in or to the monies held in the trust account. As a result, we believe no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Public Offering and the sale of the private placement warrants provided us with $285,156,000 that we may use to complete our initial business combination (before taking into account the $9,660,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of our Public Offering).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis.

Furthermore, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset; or dependent upon the development or market acceptance of a single or limited number of products, processes or services.

By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of the sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination based on limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models has increased, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our stockholders.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all the outstanding capital stock of a target business. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to the transaction could own less than a majority of our outstanding shares of common stock subsequent to the transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the post-combination business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The Federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or International Financial Reporting Standards. Depending on the circumstances, the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide financial statements in accordance with Federal proxy rules that permit us to complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, increase the time and costs of completing our initial business combination and present risks of non-compliance in the event we successfully consummate a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting by a target company for the purpose of achieving compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete the acquisition. Moreover, there can be no assurance that the incumbent management team of a business combination target will have the necessary experience or knowledge to develop the appropriate level of internal controls over financial reporting and otherwise maintain compliance with the applicable requirements of the Sarbanes-Oxley Act. If we complete our business combination and the management team of the combined entity is unable to comply with the applicable requirements of the Sarbanes-Oxley Act, our operations might suffer and our results of operations and financial condition could be adversely impacted.

We do not have a specified maximum redemption threshold. The absence of a maximum redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of the holders of our Public Shares do not agree and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors, or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that the holders of our Public Shares may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash or other securities. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any amendment would be deemed to fundamentally change the nature of any of the securities offered through the registration statement for our Public Offering, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our issued and outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation will provide that any of its provisions (other than amendments relating to the election or removal of directors prior to our initial business combination, which require the approval of holders of a majority of at least 90% of all then outstanding shares of our common stock voting at a stockholder meeting) related to pre- business combination activity (including the requirement to deposit proceeds of our Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules.

Our initial stockholders, including our Sponsor and Blackrock, who collectively own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation or trust agreement, and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree.
Our Sponsor, directors, and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 18 months (or up to 24 months, if applicable) from the closing of our Public Offering or with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide the holders of our Public Shares with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, including franchise and income taxes, divided by the number of the then outstanding public shares.

Risks Relating to our Securities

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are listed on the NYSE and our Class A common stock and warrants will be listed on or promptly after their date of separation. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution, and stock price levels. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a Federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of covered securities, the Federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Furthermore, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments, and restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.  In addition, we may have imposed upon us burdensome requirements, including registration as an investment company with the SEC, adoption of a specific form of corporate structure, and reporting, record keeping, voting, proxy, and disclosure requirements and other rules and regulations that we are currently not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding, or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and a registration may not be in place when an investor desires to exercise warrants, thus precluding the investor from being able to exercise its warrants except on a cashless basis and potentially causing the warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the shares as soon as practical, but in no event later than fifteen business days, after the closing of our initial business combination. In addition, we will use our commercially reasonable efforts to cause the registration statement to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of the registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete, or correct, or the SEC issues a stop order.

If the shares of our Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon the exercise of the warrant is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption from state registration is available.

Notwithstanding the above, if the shares of our Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement. However, we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws where there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of the warrant will not be entitled to exercise the warrant and, as a result, the warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of our Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our Public Offering. In such an instance, the holders of our private placement warrants and their permitted transferees (which may include our directors and officers) would be able to sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth in the warrant agreement even if the holders are otherwise unable to exercise their warrants.

The grant of registration rights to Sponsor and Blackrock and their respective permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of registration rights may adversely affect the market price of our Class A common stock.

Our Sponsor and Blackrock and their respective permitted transferees can demand that we register the Class A common stock into which Founder Shares are convertible, and the private placement warrants and the Class A common stock issuable upon the exercise of the private placement warrants. The holders of warrants that may be issued upon conversion of working capital loans or extension promissory notes may also demand that we register those warrants or the Class A common stock issuable upon exercise of those warrants. The registration and availability of a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of working capital loans and extension promissory notes, or their respective permitted transferees are registered.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. These issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 70,000,000 shares of Class A common stock, par value $0.0001 per share, 12,500,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 undesignated shares of preferred stock, par value $0.0001 per share.

There are 42,400,000 and 5,600,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account Class A common stock reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of Class B common stock. Our Class B common stock is convertible into Class A common stock initially at a one-for-one ratio but subject to adjustment, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination (other than Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial business combination). Shares of Class B common stock are also convertible at the option of the holder at any time. Immediately after the consummation of our Public Offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our Public Shares (a) on our initial business combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our Public Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

We may amend the terms of the public warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus for our Public Offering, or defective provision, or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants. The approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. With respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then-outstanding private placement warrants must approve any change that adversely affects the interests of the holders of private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of possible amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period, or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding, or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to that jurisdiction, which jurisdiction shall be the exclusive forum for any action, proceeding, or claim. We will waive any objection to exclusive jurisdiction or that these courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have consented to the forum provisions in our warrant agreement.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving the matter in another jurisdiction, which could materially and adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants, or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we may redeem your warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemptions may occur at a time when the warrants are “out of the money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants.

None of the private placement warrants will be redeemable by us as so long as they are held by the initial purchasers of the private placement warrants or their permitted transferees subject to limited exceptions.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued 27,600,000 of our shares of Class A common stock as part of the units issued in our Public Offering and, simultaneously with the closing of our Public Offering, we issued in a private placement an aggregate of 15,226,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment. Our Sponsor and Blackrock hold 6,900,000 shares of Class B common stock. The shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
In case we issue any extension promissory notes to our Sponsor or its affiliates or designees in connection with implementing an extension to the time period in which we must complete our initial business combination, as described elsewhere herein, such extension promissory notes may be converted into warrants identical to the private placement warrants at the election of the lender. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of the loans into up to an additional 1,500,000 warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants. We may also issue shares of Class A common stock in connection with our redemption of our warrants.
To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.

If (i) we issue additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share of Class A common stock, (ii) the aggregate gross proceeds from the issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to complete an initial business combination with a target business.

Risks Relating to our Management

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individual we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of business combination target may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that members of an acquisition candidate’s management team will remain associated with the business combination target following our initial business combination, it is possible that members of the management of a business combination target will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company and comply with applicable rules and regulations, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the management of a target business may be limited due to a lack of time, resources, or information. Our assessment of the capabilities of the management of the target business, therefore, may prove to be incorrect and the management may lack the skills, qualifications, or abilities we anticipated. Should the management of the target business not possess the skills, qualifications, or abilities necessary to manage a public company and comply with applicable rules and regulations, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. These stockholders are unlikely to have a remedy for any reduction in value.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties, including the special purpose acquisition companies noted below and any other special purpose acquisition companies they may become involved with.

Certain of our directors and officers are affiliated with other special purpose acquisition companies and our Sponsor and directors and officers are also not prohibited from sponsoring, investing in, or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless the opportunity is expressly offered to the person solely in his or her capacity as a director or officer of our company and the opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders, or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, members of our Sponsor, or our directors or officers. We do not have a policy that expressly prohibits these persons from engaging for their own account in business activities of the types conducted by us. Accordingly, these persons or entities may have a conflict between their interests and ours. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions, and timing of a particular business combination are appropriate and in our stockholders’ best interest.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, members of our sponsor, officers, directors, members of our VC Advisory Board or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers, members of our VC Advisory Board and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, members of our Sponsor, or our executive officers, or directors. Our directors and members of our VC Advisory Board also serve as officers and board members for other entities. Our sponsor, officers, members of our VC Advisory Board, and directors may sponsor, form, or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. These entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that the affiliated entity met our criteria and guidelines for a business combination and the transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, members of our Sponsor, or our executive officers, or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Because our Sponsor, officers, and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On May 4, 2021, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 shares of Class B common stock, par value $0.0001.  We declared a 1.2 for 1 stock split with respect to the Class B common stock prior to our Public Offering and a portion of the Class B common stock repurchased from our Sponsor at cost and reissued to BlackRock. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. We effected the stock split with respect to our Class B common stock immediately prior to the consummation of our Public Offering so as to maintain the number of founder shares at 20% of the outstanding shares of our common stock upon the consummation of our Public Offering. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor and BlackRock purchased an aggregate of 15,226,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of our Public Offering. If we do not consummate an initial business within 18 months (or up to 24 months, if applicable) from the closing of our Public Offering, the private placement warrants will expire worthless.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination, and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary (or up to 24-month anniversary) of the closing of our Public Offering nears, which is the deadline for our consummation of an initial business combination.

Our initial stockholders and anchor investors may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon the closing of our Public Offering, our Sponsor and Blackrock will own shares representing at least 20% of our issued and outstanding shares of common stock. In addition, Magnetar and Blackrock units in our Public Offering.  As a result, upon completion of our Public Offering, our Sponsor, Magnetar, and Blackrock owned shares representing 31.9% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our Sponsor or members thereof, our officers or directors, Blackrock, or Magnetar purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control.
In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, because of our “staggered” board of directors, only a minority of the board of directors will be considered for election and prior to the completion of our initial business combination, only our initial stockholders will be able to elect or remove directors. In addition, prior to the completion of an initial business combination, our Sponsor, as the holder of the majority of our Founder Shares, may remove a member of the board of directors or the entire board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to, and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators, or agencies, and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with a company in a foreign country, we would be subject to many special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	imposition of withholding taxes;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete the initial business combination, or, if we complete the transaction, our operations might suffer, either of which may adversely impact our business, financial condition, and results of operations.

General Risk Factors

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our initial business combination within the prescribed timeframe, we will never generate any operating revenues.

Past performance by PROOF.VC, our management team, and members of our VC Advisory Board is not indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, PROOF.VC or our management team or our VC Advisory Board members , is presented for informational purposes only. Any past experience and performance of PROOF.VC or our management team or our VC Advisory Board Members is not a guarantee either: (i) that we will be able to successfully identify a suitable candidate for our initial business combination; or (ii) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of the performance of PROOF.VC or our management team as being indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Information regarding the financial performance of funds managed by PROOF.VC or of specific PROOF.VC portfolio company investments, is provided for informational purposes only. Past performance of PROOF.VC is not indicative of PROOF.VC’s future results, and you should not rely on the information relating to the performance of funds managed by PROOF.VC (which are investment funds that have invested in multiple portfolio companies), or of specific PROOF.VC portfolio company investments, as indicative of the future performance of PROOF Acquisition Corp I (which is a blank check company whose strategy is as described elsewhere herein), or of an investment in PROOF Acquisition Corp I. In addition, our management team, members of our VC Advisory Board, and their respective affiliates have been involved with a large number of public and private companies not all of which have achieved successful performance levels.

PROOF.VC is under no obligation to source potential opportunities for our initial business combination. PROOF.VC may have a duty to offer business combination opportunities to certain PROOF.VC funds before other parties, including our company, and may seek to engage in transactions with businesses that could have otherwise been attractive business combination opportunities for us.

PROOF.VC may become aware of a potential business combination opportunity that may be an attractive opportunity for our company. However, PROOF.VC is under no obligation to source any potential opportunities for our initial business combination or refer any such opportunities to our company or provide any other services to our company. PROOF.VC has fiduciary and contractual duties to its investment vehicles and to certain companies in which it has invested. As a result, PROOF.VC may have a duty to offer business opportunities to certain PROOF.VC funds before other parties, including our company, and may seek to engage in transactions with businesses that could have otherwise been attractive business combination targets for us. Additionally, certain companies in which PROOF.VC has invested may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial business combination. Transactions of these types may present a conflict of interest because PROOF.VC may directly or indirectly receive a financial benefit because of such a transaction.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption, and financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against these occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional, and local governments as well as rules and regulations of the NYSE. Compliance with, and monitoring of, applicable laws, rules, and regulations may be difficult, time consuming, and costly. Those laws, rules, and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws, rules, or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders do not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any September 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities, and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We will not elect to opt out of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (i) the market value of our shares of Class A common stock held by non-affiliates did not equal or exceed $250 million as of the prior September 30, or (ii) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our shares of Class A common stock held by non-affiliates did not equal or exceed $700 million as of the prior September 30. To the extent we take advantage of these reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of our shares of Class B common stock, which is held by the Sponsor and BlackRock, voting together as a single class, are entitled to vote on the election of the directors, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers, or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee, or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (iii) action asserting a claim against our company or any director, officer, or employee of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (iv) action asserting a claim against us or any director, officer, or employee of our company governed by the internal affairs doctrine except for, as to each of (i) through (iv) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the Federal securities laws, including the Securities Act, as to which the Court of Chancery and the Federal district court for the District of Delaware shall concurrently be the sole and exclusive forums.

Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the Federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.

ITEM IB.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our executive offices are located at 11911 Freedom Drive, Suite 1080, Reston, Virginia 20190. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration, or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common stock and warrants are listed on NYSE under the symbols “PACI.U,” “PACI” and “PACI.WS”, respectively.

Holders

As of March 25, 2022, there was 1 (one) holder of record of our units, 1 (one) holder of record of our Class A common stock, 14 (fourteen) holders of record of our Class B common stock, and 15 (fifteen) holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock, and warrants are held of record by banks, brokers, and other financial institutions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the Founder Shares and Private Placement Warrants to our Sponsor and Blackrock as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On November 30, 2021, our registration statement on Form S-l (File No. 333-261015) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 27,600,000 units (including the issuance of 3,600,000 units as a result of the underwriters’ full exercise of their over-allotment option) at an offering price to the public of $10.00 per unit for an aggregate offering price of $276,000,000, with each unit consisting of one share of Class A common stock and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. BofA Securities, Inc. acted as the sole underwriter (the “Underwriter”). The Public Offering did not terminate before all of the securities registered in our registration statement were sold. The Public Offering was consummated on December 3, 2021.

On the closing date of the Public Offer, $281,520,000 of net proceeds from the Public Offering and the Private Placement, including the underwriters’ deferred fee of $9,660,000, were placed in the Trust Account. We paid $5,520,000 in underwriting discounts.

On March 31, 2021, the Company issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Public Offering. In 2021, the Company borrowed $110,000 on this note, which was subsequently repaid from the proceeds of the Public Offering on December 6, 2021. No other payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated November 30, 2021, which was filed with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings and elsewhere in this report.

Overview

We are a blank check company incorporated on March 16, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have not selected any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Public Offering and the private placement of the private placement warrants, our capital stock, debt, or a combination of the foregoing.

Results of Operations

We have not engaged in any operations or generated any revenues to date. All activity for the period from March 16, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering, which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. We do not expect to generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company, including legal, financial reporting, accounting, and auditing compliance expenses, as well as for due diligence and other expenses related to locating an initial business combination target and consummating the initial business combination.

For the period from March 16, 2021 (inception) through December 31, 2021, we had net loss of approximately $381,894 which consisted of approximately $158,906 of franchise tax expenses, approximately $224,171 of formation and operational costs, net of a gain of $1,183 on investments held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $281,521,183 in cash currently held in the Trust Account and $2,579,658 in cash that can be used for working capital (not taking into account tax obligations of approximately $1,000 that may be paid using investment income earned from the Trust Account).

Prior to the consummation of the Public Offering, our liquidity needs were satisfied through the receipt of $25,000 from our Sponsor in exchange for the issuance of the founder shares, and the loan proceeds of $110,000 from the Note from our Sponsor. We fully repaid the Note on December 6, 2021. Subsequent to the consummation of the Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account.

Based on the foregoing, our management believes that we will have sufficient working capital to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. We will be using these funds to pay existing accounts payable, identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective Business Combination candidates, pay travel expenditures, select the target business to merge with or acquire, and structure, negotiate, and consummate the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On March 31, 2021, the Sponsor received 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for a payment of $25,000 made on May 4, 2021. On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. As of December 3, 2021, there was 6,900,000 shares of Class B common stock issued and outstanding, of which 6,440,000 are held by our Sponsor and the remaining 460,000 are held by certain funds and accounts managed by BlackRock, Inc. (collectively referred to herein as “BlackRock”). The number of Founder Shares outstanding was determined based on the Company’s expectation that the total size of the Public Offering would be a maximum of 27,600,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore, that the Founder Shares would represent 20% of the outstanding shares after the Public Offering.  The underwriters exercised their over-allotment option in full on December 3, 2021.

The Sponsor and Blackrock agreed, subject to limited exceptions, not to transfer, assign, or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date on which we complete a liquidation, merger, capital stock exchange, or other similar transaction after the initial Business Combination that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities, or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements with respect to any Founder Shares. Notwithstanding the foregoing, if (1) the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if we consummate a transaction after the initial Business Combination which results in the stockholders having the right to exchange their shares for cash, securities, or other property, the Founder Shares will be released from the lock-up.

Private Placement Warrants

Simultaneously with the closing of the Public Offering, we consummated the Private Placement of 15,226,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor and Blackrock, generating proceeds of $15,226,000.

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign, or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

Related Party Loans

On March 31, 2021, the Company, as maker, issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Public Offering.  In 2021, the Company borrowed $110,000 on this note, which was subsequently repaid from the proceeds of the Public Offering on December 6, 2021.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, we had no borrowings under the Working Capital Loans.

Pursuant to the terms of our amended and restated certificate of incorporation and the Trust Agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our Sponsor or its affiliates or designees, upon five days advance notice to us prior to the applicable deadline, must deposit into the Trust Account $2,760,000 ($0.10 per Public Share) on or prior to the date of the applicable deadline for each of the available three month extensions. A total deposit of $5,520,000 must be deposited to reach an aggregate business combination period of 24 months and the deposit may be made in cash or in the form of a non-interest bearing, unsecured promissory notes (“Extension Promissory Notes”). Neither our Sponsor nor its affiliates or designees is required to fund the initial extension, and if the initial extension is funded, neither our Sponsor nor its affiliates or designees is required to fund the second extension. The Extension Promissory Notes may be converted into warrants to purchase our Class A common stock, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Extension Promissory Notes issued that are not converted to warrants will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay the Extension Promissory Notes out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay the Extension Promissory Notes.  Except for the foregoing, the terms of such Extension Promissory Notes, if any, have not been determined and no written agreements exist with respect to Extension Promissory Notes. As of December 31, 2021, we had no borrowings under the Working Capital Loans.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services Agreement

We entered into an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, and secretarial and administrative services provided to members of our management team. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $10,000 of such fees for the period ending December 31, 2021.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Class A common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 27,600,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Net Loss Per Share of Common Stock

The Company has two classes of common stock, Class A v and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 29,026,000, of the Company’s Class A common stock in the calculation of diluted net loss per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the period from March 16, 2021 (inception) through December 31, 2021. Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we have determined to rely on the other exemptions from reporting requirements contained in the JOBS Act. As an “emerging growth company” we have chosen to rely on exemptions so that we are not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-__ comprising a portion of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our officers and directors are as follows:
Name	Age	Position
John C. Backus, Jr.	63	Chief Executive Officer and Member of the Board
Steven P. Mullins	55	Chief Financial Officer
Michael W. Zarlenga	54	General Counsel and Corporate Secretary
Peter C. Harrison	59	Chairman of the Board
Coleman Andrews	67	Member of the Board (Lead Independent Director)
Mark Lerdal	63	Member of the Board
Lisa Suennen	56	Member of the Board

John C. Backus, Jr. (CEO and Director). Mr. Backus brings more than 37 years of investment and executive experience spanning the private and public sectors. Mr. Backus is currently a founder and Managing Director of PROOF.VC, a venture capital firm at the forefront of monetizing expiring pro rata rights. Mr. Backus has served as co-founder and Managing Partner of the PROOF Fund since 2015, which he co-founded with his partners Thanasis Delistathis and John Burke. At PROOF.VC, Mr. Backus has been responsible for many high-profile investments, including Beyond Meat Inc. (IPO), Skillz Inc. (SPAC merger), Zipline International, Inc., DailyPay, Carta, Inc., and Yanka Industries, Inc. (dba Masterclass). He also is an advisor to the family office of Saudi Prince Khaled bin Alwaleed bin Talal Al Saud, as well as the venture growth firm Blue Heron Capital. Mr. Backus began his career in 1981 at Bain & Company’s small but rapidly growing Menlo Park office, with a focus on consumer product companies. He became the first Bain & Company consultant to transition to a full-time permanent role at a Bain Capital company in 1985. He became the chief financial officer of Key Airlines, Bain Capital’s first investment. At Key Airlines, Mr. Backus obtained a security clearance, and he later led the military business of the acquirer of Key Airlines, World Airways. That line of business was responsible for a majority of World Airways’ revenue at one point. In 1991, Mr. Backus was awarded the Desert Storm/Desert Shield Civilian Medal for his efforts at World Airways. Mr. Backus co-founded US Order, an early electronic banking company, in 1990. After selling part of the business to Visa in 1994, he and co-founder William F. Gorog took the company public in 1995. Mr. Backus served as CEO of US Order until 1998, when he stepped down to found Draper Atlantic, an early-stage venture capital firm. Notable exits that Mr. Backus was involved with at Draper Atlantic include DivX (IPO), Mobile365 (sold to Sybase), and GlobalLogic (sold to Apax). In 2006, Mr. Backus and his team merged with another group to form New Atlantic Ventures, where he was responsible for a number of large exits including Invincea (sold to Sophos) and TwoSix Labs (sold to Carlyle). Mr. Backus graduated from Stanford University with both a degree in Economics as well as an MBA. Active in his community, Mr. Backus has served on the Board of Directors of The Wolftrap Foundation for the Performing Arts (Chair); the Northern Virginia Technology Council (Chair); The Colorectal Cancer Alliance (Chair) and The National Venture Capital Association (Executive Committee).

Steven P. Mullins (CFO). Mr. Mullins brings over 20 years of experience as a chief financial officer, board member, partner in investment funds, and senior financial advisor. Mr. Mullins, through his consulting firm, SPM Consulting, is currently the chief financial officer of several early stage technology companies, including Rebellion Defense, Inc., Bloom Protocol, LLC, Endera Systems, LLC, Redjack, LLC, A2P, LLC, Percipient.ai, Inc., Qmulos, Inc., Earth Optics, Inc., and INADEV Corporation. He is the current Chairman of the Board of Advisors of INADEV Corporation, a government services and commercial product company. He also is an advisor to the family office of Saudi Prince Khaled bin Alwaleed bin Talal Al Saud. Mr. Mullins was the Chief Financial Officer and Treasurer of InteliData Technologies Corporation which was publicly traded on the NASDAQ from 1999-2002 after serving as its Director of Finance and Controller. Mr. Mullins has also served on the Board of Visitors at his alma mater, George Mason University, where he was Chairman of the Audit Committee for 2 years and Vice Chairman of the Finance and Land Use Committee for 2 years.

Michael W. Zarlenga (General Counsel and Corporate Secretary). Mr. Zarlenga has been practicing corporate and securities law for more than 25 years and currently serves as the General Counsel for PROOF.VC, a role he has held since January 2019. Since joining PROOF.VC, Mr. Zarlenga has formed and overseen the funding of PROOF Fund II, a $120 million venture capital fund, overseen investments in more than 60 rounds of financing utilizing special purpose vehicles totaling in excess of $140 million, and has overseen exits from Beyond Meat Inc. (IPO), Casper (IPO), Frontier Car Group (tender offer), TubiTV (merger with Fox), Skillz Inc. (SPAC merger), Desktop Metal, Inc. (SPAC merger), Astra Space, Inc. (SPAC merger), Bird Rides Inc. (SPAC Merger) and Sweetgreen, Inc. (IPO). Prior to joining PROOF.VC, Mr. Zarlenga served as Of Counsel at Bergstrom Law Firm, PLLC, from January 2015 to December 2018. Over the course of his legal career, Mr. Zarlenga has advised clients including publicly traded and privately-held corporations, partnerships, financial institutions, underwriters, individuals, and investor groups in connection with formation and corporate governance, mergers and acquisitions, regulatory and enforcement proceedings, reorganizations, private and public debt and equity offerings, and reporting requirements under the Securities Exchange Act of 1934. Prior to joining PROOF.VC, Mr. Zarlenga served as General Counsel and Corporate Secretary to Carson America, Inc., Dr. Benjamin S. Carson’s Principal Campaign Committee for seeking the Republican National Committee's 2016 Presidential Nomination. Mr. Zarlenga is also an entrepreneur, owning and managing a successful small business.

Peter Harrison (Chairman of the Board) will lead our investment outreach and evaluation activities with Steve Mullins (CFO) and Michael Zarlenga (General Counsel). Mr. Harrison brings 35 years of executive and investment experience spanning the private and public technology sectors. Since July 2018, Mr. Harrison has served as the Founder and General Partner of Sand Hill Capital, a fund focused on social and environmental impact investing. He also serves as a board trustee of George Washington University where he co-chairs the ESG taskforce. In 1990 he co-founded, Seer Technologies, an IBM backed spin-off from Credit Suisse First Boston where he was working at the time. He led the growth of Seer’s international business , culminating in an IPO in 1995. In 1996 Mr. Harrison joined Versata, an early stage technology start-up in the Bay Area where he led the growth of their revenues as Senior Vice President, culminating in an IPO in 2000. In 2001 Mr. Harrison joined GlobalLogic as CEO, a technology service firm, which over the next 10 years grew to over 6,000 employees attracting investments from NEA, Sequoia Capital and Goldman Sachs along the way. GlobalLogic was itself acquired by Apax Partners in 2013. In 2013 Mr. Harrison took over as CEO of Snagajob, a marketplace for hourly workers with over 60 million users in 2015. While there, he recapitalized the business and grew software revenues significantly. He presently sits on several boards of technology companies and collaborates with venture capital and private equity funds, advising them on new investments. Mr. Harrison is a limited partner in PROOF.VC, and has co-invested in 19 PROOF.VC companies. We believe Mr. Harrison is well-qualified to serve as a chairman of our board of directors due to his extensive experience, relationships and contacts.

Coleman Andrews (Lead Independent Director) Mr. Andrews is the Founder, Chief Executive Officer, and Co-Owner of RMWC, a role he has held since June 2008, managing strategies primarily in private credit markets. Previously, Mr. Andrews was Co-Founding Partner of Bain Capital, one of the nation’s pre-eminent private equity firms. During his nine-year tenure at Bain Capital and Bain & Company, he progressed from Associate to Partner of Bain & Company before starting Bain Capital in partnership with Mitt Romney, among others. Mr. Andrews previously served as Chairman and CEO of Rocky Mountain Capital, a financial services enterprise with investment management and banking interests. In 1998, Mr. Andrews was recruited by the government of President Nelson Mandela to serve as CEO of South African Airways. From 1986-1997, Mr. Andrews was Chairman/CEO of World Airways. Mr. Andrews is a member of the Board of Directors of the Stanford University Department of Athletics, Physical Education and Recreation (DAPER) Investment Fund. He previously served for 13 years as a global advisor to Trilantic Capital Partners. He is also a board member of Achungo Children’s Center in western Kenya, where he participates in teaching, tutoring, and mentoring the orphans and vulnerable children of Achungo, as well as in setting and overseeing the strategic and financial direction of that entity. Mr. Andrews was awarded the Civilian Desert Shield/Desert Storm Air Medal by the United States Air Force for his volunteer service in the war zone during the 1990/1991 Gulf War. He served in The White House of President Gerald Ford, where he advanced from a summer intern to a Presidential appointment on the staff of The White House Economic Policy Board. He holds an M.B.A. from Stanford University, where he was named an Arjay Miller Scholar, and holds a B.A. from Dartmouth College, High Honors in Economics, magna cum laude, where he was a Rufus Choate Scholar. We believe Mr. Andrews is well-qualified to serve as a member of our board of directors due to his extensive experience, relationships and contacts.

Mark Lerdal (Director) Mark Lerdal brings more than 30 years of executive leadership experience. Since July 2016, he has acted as an adviser to Northleaf Capital Partners in its US based investments in renewable energy. Additionally, he serves on the boards (including as chairman) of several private companies. Mr. Lerdal served as Chief Executive Officer of MP2 Capital, LLC, a photovoltaic development and finance firm, from June 2009 through December 2015. He was president of Hydrogen Energy California, a developer of a carbon capture and sequestration facility, from September 2011 through March 2013, and he acted as Managing Director at KKR Finance in its debt securities division from 2006 through 2008. Earlier in his career he was president and chief executive officer of Kenetech Corporation a publicly traded supplier of goods and services to the electric utility industry. Later, he participated in a take-private transaction of Kenetech together with an affiliate of ValueAct Capital. He began his career as a corporate and securities attorney with Brobeck, Phleger & Harrison. He has a law degree from Northwestern University and an AB from Stanford University. We believe Mr. Lerdal is well-qualified to serve as a member of our board of directors due to his extensive experience, relationships and contacts.

Lisa Suennen (Director) Lisa Suennen has 35 years’ experience as an entrepreneur, corporate executive, venture investor, board member and management consultant in the healthcare field. Since January 2019, Ms. Suennen has served in various roles at Manatt, Phelps & Phillips, a large multi-disciplinary professional services firm, where she currently leads the Digital & Technology Practice. Ms. Suennen also currently leads the firm’s venture capital fund, Manatt Venture Fund, LLC, and its sister entity, MPP Holdings, LLC. In these roles, she sits on the firm’s Executive Committee, is a business development leader and leads the fund’s investment strategy, in addition to providing consulting services. From 2016 to 2018, Ms. Suennen was Senior Managing Director at GE Ventures, leading the firm’s healthcare venture fund. At the time, GE Ventures was ranked among the world’s top 20 best performing corporate venture funds by CB Insights. From 2014 to 2016, Ms. Suennen operated Venture Valkyrie Consulting, advising global healthcare corporations around corporate venture capital and digital health strategy. During that time, she worked with the American Heart Association to establish Cardeation Capital the AHA’s first venture fund. From 1998-2014, Ms. Suennen was a partner of Psilos Group, a healthcare-focused venture capital firm. Ms. Suennen headed Psilos’ West Coast office from the firm’s founding in 1998 and focused on investments in the healthcare information technology, healthcare services and medtech sectors. From 1989 through 1998, Ms. Suennen held several senior executive roles at Merit Behavioral Care (formerly American Biodyne, Inc.), one of the first managed behavioral healthcare firms. Previously, Ms. Suennen worked in various product and marketing roles in the tech sector, including at Ingres, XOpen and Regis McKenna, Inc. Ms. Suennen is currently a Board Member of digital health companies VIVE Benefits and Health Reveal, and global digital health organization HealthXL. She is Chairman of the Advisory Board of NASA’s Translational Research Institute, which is focused on innovative approaches to reduce risks to humans on long-duration exploration missions. She also currently serves on the Advisory Boards of Longitude Capital, Aphelion Capital and Nina Capital, all healthcare-focused venture funds. Ms. Suennen is also on faculty at the UC Berkeley Haas School of Business; she is a Fellow of the inaugural class of the Aspen Institute’s Health Innovators Fellowship. Ms. Suennen was a co-founder of CSweetener, a not-for-profit focused on matching women in and nearing the healthcare C-Suite with mentors. CSweetener was acquired by the HLTH Foundation in 2019. Ms. Suennen serves on the Board of the Dignity Health Foundation, is a member of the American Heart Association One Brave Idea II Advisory Board, is a member of the International Digital Health Advisory Board of the Murdoch Children’s Research Institute, an affiliate of the Royal Murdoch Children’s Hospital, and is Chair of the Investment Advisory Committee for ANDHealth, Australia’s National Digital Health Initiative. In 2013 Ms. Suennen published the book Tech Tonics about the intersection of technology and health. We believe Ms. Suennen is well-qualified to serve as a member of our board of directors due to her extensive experience, relationships and contacts.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Lisa Suennen, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of T. Coleman Andrews III and Mark Lerdal, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Peter Harrison and John Backus, will expire at our third annual meeting of stockholders.

Prior to the completion of an initial Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of an initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of a majority of at least 90% of all then outstanding shares of our common stock voting at a stockholder meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer, and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Peter Harrison, Coleman Andrews, Mark Lerdal, and Lisa Suennen are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee, and a corporate governance and nominating committee. Each committee operates under a charter that has been approved by the Board and has the composition and responsibilities described below.

Audit Committee

The audit committee of our board of directors is composed of Lisa Suennen, Mark Lerdal, and Peter Harrison, each of whom is an independent director under the NYSE listing standards and applicable SEC rules. Lisa Suennen will serve as the chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Mark Lerdal qualifies as an “audit committee financial expert” as defined in applicable SEC rules. None of the Audit Committee members serves on the audit committee of more than three public companies.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and the adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of the Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Public Offering; and

•
reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Corporate Governance and Nominating Committee

The corporate governance and nominating committee of our board of directors is composed of Coleman Andrews and Peter Harrison, each of whom is an independent director, and Peter Harrison serves as the chairperson of the corporate governance and nominating committee.

The primary function of the corporate governance and nominating committee include:

•	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

•	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

•	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

•	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

•
overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

•	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

•	considering director nominees recommended by stockholders; and

•	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees. The guidelines for selecting nominees, which are specified in the committee charter, provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

The compensation committee of our board of directors is composed Coleman Andrews and Mark Lerdal, each of whom is an independent director, and Mark Lerdal serves as the chairman of the compensation committee.  We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving corporate goals and objectives relevant to our CEO’s compensation, evaluating our CEO’s performance in light of those goals and objectives, and setting our CEO’s compensation level based on this evaluation;

•
setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of our common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

•	making recommendations to the board with respect to incentive compensation programs and equity-based plans that are subject to board approval;

•	approving any employment or severance agreements with our Section 16 Officers;

•	granting any awards under equity compensation plans and annual bonus plans to our executive officers and the Section 16 Officers;

•	approving the compensation of our directors; and

•	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel, or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel, or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics that applies to our directors, officers, and employees. You may review these documents by accessing our web site at www.proof-paci.com.  We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of the consummation of our initial business combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, and secretarial and administrative services. In addition, our Sponsor, executive officers, and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees or other compensation from the combined company. All of these fees or other compensation will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2021, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of any warrants as no warrants are exercisable within 60 days of the date of this report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
PROOF Acquisition Sponsor I, LLC (our sponsor)(2)	6,440,000	(3)(4)	18.67%
John C. Backus, Jr.(4)(5)	—
Steven P. Mullins(4)(5)	—
Michael W. Zarlenga(4)(5)	—
Peter C. Harrison(5)	—
Coleman Andrews(5)	—
Mark Lerdal(5)	—
Lisa Suennen(5)	—
All officers and directors as a group (7 individuals)	6,440,000		18.67%

(1)	Unless otherwise noted, the business address of each of our officers and directors is 11911 Freedom Drive, Suite 1080 Reston, VA 20190.
(2)
Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the election of the holder.

(3)	Our Sponsor is the record holder of such shares. Our sponsor is controlled by its manager, PROOF Sponsor Management, LLC
(4)
Messrs. Backus, Mullins and Zarlenga are managing members of PROOF Sponsor Management, LLC, the manager of our sponsor and no person individually has the power to vote or control the interests of our sponsor. Each individual disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein..

(5)
This individual does not beneficially own any founder shares or private placement warrants. However, this individual has a pecuniary interest in these securities through his or her ownership of membership interests of our sponsor.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On March 31, 2021, the Sponsor received 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for a May 4, 2021 payment of $25,000. On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. As of December 3, 2021, there was 6,900,000 shares of Class B common stock issued and outstanding, of which 6,440,000 are held by our Sponsor and the remaining 460,000 are held by certain funds and accounts managed by BlackRock, Inc. (collectively referred to herein as “BlackRock”). The number of Founder Shares outstanding was determined based on the Company’s expectation that the total size of the Public Offering would be a maximum of 27,600,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore, that the Founder Shares would represent 20% of the outstanding shares after the Public Offering.

The Founder Shares are identical to the public shares except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Our Sponsor has agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Public Offering, pursuant to purchase agreements entered into with the Sponsor and Blackrock, the Company completed the private sale of an aggregate of 15,226,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,226,000 (the “Private Placement”). The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants, so long as they are held by the Sponsor, Blackrock, or their permitted transferees, (i) are not redeemable by the Company, (ii) may not, and the Class A common stock issuable upon the exercise of the Private Placement Warrants may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis, and (iv) under certain circumstances, are entitled to registration rights. No underwriting discounts or commissions were paid with respect to the Private Placement. If the Private Placement Warrants are held by holders other than the original purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants included in the Units sold in the Public Offering. If the Company does not consummate its initial business combination within 18 months from the closing of the Public Offering, or 24 months if we decide to extend the term, the Private Placement Warrants will expire worthless. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

If the Company does not complete a business combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of Founder Shares and Private Placement Warrants will be entitled to registration rights pursuant to a registration rights agreement signed on November 30, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion the Company’s initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services

The Company will reimburse PROOF Management, LLC for office space, and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $10,000 per month in the event the Company does not pay a third party directly for such services, from the date of closing of the Public Offering. Upon completion of a business combination or the Company’s liquidation, the Company will cease paying these monthly fees.  In 2021, $10,000 in fees were incurred relating to these services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the period from March 16, 2021 (inception) through December 31, 2021 and of services rendered in connection with our initial public offering, totaled $74,160.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from March 16, 2021 (inception) through December 31, 2021, we did not pay Marcum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice. During the period from March 16, 2021 (inception) through December 31, 2021, we did not pay Marcum any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the period from March 16, 2021 (inception) through December 31, 2021, we did not pay Marcum any other fees.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our initial public officering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Marcum LLP, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

PROOF ACQUISITION CORP I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
PROOF Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying -balance sheet of PROOF Acquisition Corp I (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from March 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT
March 28, 2022

PROOF ACQUISITION CORP I
BALANCE SHEET

December 31, 2021

ASSETS
Current assets:
Cash	$2,579,658
Prepaid expenses	993,608
Total current assets	3,573,266
Investments held in Trust	281,521,183
Total Assets	$285,094,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$159,622
Total current liabilities	159,622
Deferred underwriting commission	9,660,000
Total Liabilities	9,819,622

Commitments and contingencies (Note 5)

Temporary Equity:
Class A common stock subject to possible redemption; 27,600,000 shares at redemption value ($10.20 per share)	281,520,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 70,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 6,900,000 shares issued and outstanding	690
Accumulated deficit	(6,245,863)
Total Stockholders’ Deficit	(6,245,173)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$285,094,449

The accompanying notes are an integral part of these financial statements.

PROOF ACQUISITION CORP I
STATEMENT OF OPERATIONS

For the Period From March 16, 2021 (inception) Through December 31, 2021

Formation and operating costs	$383,077
Operating loss	(383,077)

Interest income – investments held in the Trust Account	1,183
Other income	1,183

Net loss	$(381,894)

Class A common stock - weighted average shares outstanding, basic and diluted	2,810,182

Class A common stock - basic and diluted net loss per share	$(0.04)

Class B common stock - weighted average shares outstanding, basic and diluted (1)	6,091,636

Class B common stock - basic and diluted net loss per share	$(0.04)

(1)
On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. All share amounts retroactively restated to account for the share split as discussed in Note 5.

The accompanying notes are an integral part of these financial statements.

PROOF ACQUISITION CORP I
STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, March 16, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	6,900,000	690	24,310	—	25,000
Private placement warrants proceeds in excess of fair value	—	—		5,411,275	5,411,275
Re-measurement of Class A common stock subject to possible redemption to redemption value	—	—	(24,310)	(11,275,244)	(11,299,554)
Net loss	—	—	—	(381,894)	(380,997)
Balance, December 31, 2021	6,900,000	$690	$—	$(6,245,863)	$(6,245,173)

(1)
On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. All share amounts retroactively restated to account for the share split as discussed in Note 5.

The accompanying notes are an integral part of these financial statements.

PROOF ACQUISITION CORP I
STATEMENT OF CASH FLOWS

For The Period From March 16, 2021 (inception) Through December 31, 2021

Cash flows from operating activities:
Net loss	$(381,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on Trust assets	(1,183)
Changes in current assets and liabilities:
Changes in prepaid expenses	(993,608)
Changes in accrued expenses	159,622
Net cash used in operating activities	(1,217,063)

Cash flows from investing activities:
Funds deposited into Trust account	(281,520,000)
Net cash used in investing activities	(281,520,000)

Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of units	276,000,000
Proceeds from sale of warrants	15,226,000
Offering costs	(5,934,279)
Proceeds from sponsor note	110,000
Repayment of sponsor note	(110,000)
Net cash provided by financing activities	285,316,721

Net change in cash	2,579,658
Cash at beginning of period	—
Cash at end of period	$2,579,658

Non-cash financing activities:
Deferred underwriting fee	$9,660,000
Re-measurement of Class A ordinary shares subject to possible redemption	$(11,299,554)
Initial value of Class A common stock subject to possible redemption	$281,520,000

The accompanying notes are an integral part of these financial statements.

PROOF ACQUISITION CORP I
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

PROOF Acquisition Corp I (the “Company”) was incorporated in Delaware on March 16, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on November 30, 2021. On December 3, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $276,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 15,226,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement transaction to PROOF Acquisition Sponsor I, LLC (the “Sponsor”) and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (“BlackRock”).

Following the closing of the Initial Public Offering on December 3, 2021, an amount of $281,520,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement (as defined in Note 4) was placed in the Trust Account. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs related to the IPO amounted to $15,623,739 consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”)) and $443,739 of other offering costs. These costs were charged to additional paid-in capital upon completion of the Public Offering. As described in Note 6, the $9,660,000 deferred underwriting commission is contingent upon the consummation of a Business Combination within 18 months of the Initial Public Offering, unless the time period to consummate a Business Combination is extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold (or $10.30 or $10.40 per Unit sold in case we extend the period of time available for us to complete a business combination to 21 months or 24 months, respectively) in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, and such amount will be increased by $0.10 per public share for any three-month extension of our time to consummate our initial business combination, as described herein, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as an adjustment to adjust the temporary equity to the redemption amount. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within 18 months (or up to 24 months, if applicable) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.20 or $10.30 or $10.40 in case of one or both extensions of the time period to complete our initial business combination have been effectuated).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i)(x) $10.20 per Public Share following the closing of this offering, (y) $10.30 per public share after 18 months from the closing of this offering, or (z) $10.40 per public share after 21 months from the closing of this offering, as applicable; or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20, $10.30 or $10.40 per public Share (as applicable) due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $2.6 million in its operating bank account and working capital of approximately $3.4 million.

The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan under the promissory note from the Sponsor of approximately $110,000 (the “Note”) (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on December 6, 2021.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021. Cash was $2,579,658 as of December 31, 2021.

Investments held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2021, the Company had $281,521,183 in investments held in the Trust Account.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $15,222,657 consist principally of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees payable and $443,739 of other offering costs.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the shares of Class A common stock subject to possible redemption in the amount of $281,520,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Net Loss per Common Share

The Company has two classes of common stock, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 29,026,000, of the Company’s Class A common stock in the calculation of diluted net loss per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the period from March 16, 2021 (inception) through December 31, 2021. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the period from March 16, 2021 (inception) through December 31, 2021
	Class A Common Stock	Class B Common Stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(120,559)	$(261,335)
Denominator:
Basic and diluted weighted average shares outstanding	2,810,182	6,091,636

Basic and diluted net loss per common share	$(0.04)	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on this account.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) to the Sponsor and BlackRock of an aggregate of 15,226,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant resulting in cash proceeds of $15,226,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5 — RELATED PARTIES

Founder Shares

On March 31, 2021, the Sponsor received 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for a May 4, 2021 payment of $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. Subsequently, on November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 founder shares, including an aggregate of up to 900,000 shares subject to forfeiture. All share amounts retroactively restated to account for the share split. As the over-allotment was exercised in full as part of the Initial Public Offering, the Founder Shares are no longer subject to forfeiture.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On March 31, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $110,000 on this note, which was repaid in full on December 6, 2021.

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Fee related to this arrangement were $10,000 for the period ended December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there was no amount outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment was exercised in full as part of the Initial Public Offering.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $5,520,000 in the aggregate, payable upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 70,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 27,600,000 recorded as temporary equity).

Class B Common Stock — The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. As of December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

Warrants —

As of December 31, 2021, there were 13,800,000 Public Warrants and 15,226,000 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

•	upon a minimum of 30 days’ prior written notice of redemption;

•
if, and only if, the last reported sale price of our Class A common stock equals or exceeds $10.00 per public share (as adjusted per stock subdivisions, stock dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders; and

•	if, and only if, the private placement warrants are also concurrently exchanged at the same price (equal to a number of Class A common stock) as the outstanding public warrants, as described above.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Note 8—Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 70,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 27,600,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

As of December 31, 2021, Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Offering costs allocated to Class A common stock subject to possible redemption	(368,276)
Private placement warrants proceeds in excess of fair value	(5,411,275)
Plus:
Re-measurement of carrying value to redemption value	11,299,544

Class A common stock subject to possible redemption	$281,520,000

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$281,521,183

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 10 — TAXES

The Company’s net deferred tax assets is as follows:

For the Period From March 16, 2021 (Inception) Through December 31, 2021
Deferred tax assets:
Net operating losses	$127,274
Start-up costs	47,076
Total deferred tax assets	174,350

Valuation Allowance	(174,350)

Deferred tax asset, net of allowance	$-

Below is breakdown of the income tax provision.

For the Period From March 16, 2021 (Inception) Through December 31, 2021
Federal
Current	$-
Deferred	(174,350)
State and local
Current	-
Deferred	-
Change in valuation allowance	174,350
Income tax provision	$-

As of December 31, 2021, the Company had $606.065 of U.S. federal operating loss carryovers that do not expire and are available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $174,350.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

For the Period From March 16, 2021 (Inception) Through December 31, 2021
U.S. federal statutory rate	21.0%
Valuation allowance	(21.0)%
Income tax provision	-

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date these financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).

3.2	Amended and Restated Bylaws (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit the Company’s Registration Statement on Form S-l (File No. 333-261015), filed with the SEC on November 12, 2021).

4.2
Specimen Class A common stock Certificate (Incorporated by reference to the corresponding exhibit the Company’s Registration Statement on Form S-l (File No. 333-261015), filed with the SEC on November 12, 2021).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit the Company’s Registration Statement on Form S-l (File No. 333-261015), filed with the SEC on November 12, 2021).

4.4
Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of December 17, 2020 (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).

4.5	Description of Securities

10.1
Private Placement Warrants Purchase Agreement, dated November 30, 2021, by and among the Company and PROOF Acquisition Sponsor I, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).

10.2
Investment Management Trust Agreement, dated November 30, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).

10.3
Registration Rights Agreement, dated November 30, 2020, by and among the Company, PROOF Acquisition Sponsor I, LLC, and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).

10.4
Letter Agreement, dated November 30, 2020, by and among the Company, PROOF Acquisition Sponsor I, LLC and Officers and Directors of the Company (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).

10.5
Administrative Services Agreement between PROOF Acquisition Sponsor I, LLC and the Company, dated November 30, 2021. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2022

PROOF ACQUISITION CORP I

	By:	/s/ John C. Backus, Jr.
		Name:	John C. Backus, Jr.
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ John C. Backus, Jr.	Chief Executive Officer and Director	March 28, 2022
John C. Backus, Jr.	(Principal Executive Officer)

/s/ Steven P. Mullins	Chief Financial Officer	March 28, 2022
Steven P. Mullins	(Principal Financial and Accounting Officer)

/s/ Peter C. Harrison	Director	March 28, 2022
Peter C. Harrison

/s/ Coleman Andrews	Director	March 28, 2022
Coleman Andrews

/s/ Mark Lerdal	Director	March 28, 2022
Mark Lerdal

/s/ Lisa Suennen	Director	March 28, 2022
Lisa Suennen