Form 10-Q
period 2022-03-31
PROOF Acquisition Corp I
filed 2022-05-13
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission file number: 001-41104

PROOF ACQUISITION CORP I
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2707040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11911 Freedom Drive, Suite 1080 Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

(571) 310-4949
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	PACI.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share (included as part of the Units)	PACI	The New York Stock Exchange
Redeemable Warrants (included as part of the Units)	PACI.WS	The New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 12, 2022, the Registrant had 27,600,000 shares of its Class A common stock, $0.0001 par value per share, and 6,900,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

PROOF ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheets as of March 31, 2022 and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the period from March 16, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 and for the period from March 16, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statement of Cash Flows for the Three Months Ended March 31, 2022 and for the period from March 16, 2021 (inception) through March 31, 2021	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION		19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021

ASSETS
Current assets:
Cash	$2,218,102	$2,579,658
Prepaid expenses	732,415	993,608
Total current assets	2,950,517	3,573,266
Investments held in Trust	281,547,948	281,521,183
Total Assets	$284,498,465	$285,094,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$192,466	$159,622
Total current liabilities	192,466	159,622
Deferred underwriting commission	9,660,000	9,660,000
Total Liabilities	9,852,466	9,819,622

Commitments and contingencies (Note 5)

Temporary Equity:
Class A common stock subject to possible redemption; 27,600,000 shares at redemption value ($10.20 per share)	281,520,000	281,520,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 70,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Accumulated deficit	(6,874,691)	(6,245,863)
Total Stockholders’ Deficit	(6,874,001)	(6,245,173)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$284,498,465	$285,094,449

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2022	For the Period From March 16, 2021 (inception) Through March 31, 2021

Formation and operating costs	$655,593	$716
Operating loss	(655,593)	(716)

Interest income – investments held in the Trust Account	26,765	—
Other income	26,765	—

Net loss	(628,828)	$(716)

Class A common stock - weighted average shares outstanding, basic and diluted	27,600,000	—

Class A common stock - basic and diluted net loss per share	$(0.02)	$(0.00)

Class B common stock - weighted average shares outstanding, basic and diluted (1)	6,900,000	5,000,000

Class B common stock - basic and diluted net loss per share	$(0.02)	$(0.00)

(1)
As of March 31, 2021, excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2022 and For the period from March 16, 2021 (inception) through March 31, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	6,900,000	$690	$—	$(6,245,863)	$(6,245,173)
Net loss	—	—	—	(628,828)	(628,828)
Balance, March 31, 2022	6,900,000	$690	$—	$(6,874,691)	$(6,874,001)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 16, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)(2)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(716)	(716)
Balance, March 31, 2021	5,750,000	$575	$24,425	$(716)	$24,284

(1)
On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. All share amounts retroactively restated to account for the share split as discussed in Note 5.

(2)	Includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Three Months ended March 31, 2022	For The Period From March 16, 2021 (inception) Through March 31, 2021

Cash flows from operating activities:
Net loss	$(628,828)	$(716)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on Trust assets	(26,765)	—
Changes in current assets and liabilities:
Formation and organization costs paid by related party	—	716
Changes in prepaid expenses	261,193	—
Changes in accrued expenses	32,844	—
Net cash used in operating activities	(361,556)	—

Net change in cash	(361,556)	—
Cash at beginning of period	2,579,658	—
Cash at end of period	2,218,102	$—

Non-cash financing activities:
Class B common stock in exchange for stock subscription receivable	$—	$25,000
Deferred offering costs included in accrued offering cost	$—	$194,401

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the IPO amounted to $15,623,739 consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”)) and $443,739 of other offering costs. These costs were charged to additional paid-in capital upon completion of the Initial Public Offering. As described in Note 6, the $9,660,000 deferred underwriting commission is contingent upon the consummation of a Business Combination within 18 months of the Initial Public Offering, unless the time period to consummate a Business Combination is extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The re-measurement will be treated as an adjustment to adjust the temporary equity to the redemption amount. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $2.2 million in its operating bank account and working capital of approximately $2.8 million.

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan under the promissory note from the Sponsor of approximately $110,000 (the “Note”) (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on December 6, 2021.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds primarily for paying existing accounts payable, paying expenses for professional services such as legal, financial reporting, accounting, auditing compliance, and consulting, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating, and consummating the Business Combination.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2022 and for the three months ended March 31, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. Cash was $2,218,102 and $2,579,658 as of March 31, 2022 and December 31, 2021, respectively.

Investments held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2022 and December 31, 2021, the Company had $281,547,948 and $281,521,183, respectively, in investments held in the Trust Account.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $15,623,739 consist principally of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees payable and $443,739 of other offering costs.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Net Loss per Common Share

The Company has two classes of common stock, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 29,026,000, of the Company’s Class A common stock in the calculation of diluted net loss per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and for the period from March 16, 2021 (inception) through March 31, 2021 . Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. The following table reflects the calculation of basic and diluted net loss per common share for the three months ended March 31, 2022 (in dollars, except per share amounts):

	Three Months Ended March 31, 2022
	Class A Common Stock	Class B Common Stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(503,062)	$(125,766)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account.

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

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Fee related to this arrangement were $30,000 for the three months ended March 31, 2022.  There were no fees related to this arrangement for the period from March 16, 2021 (inception) through March 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, there was no amount outstanding under the Working Capital Loans.

Consulting Agreement

A member of the Board of Directors has a written consulting agreement with the Company to provide consulting services related to the Company’s business combination efforts. This agreement was approved by the Board of Directors. Expenses incurred for the three months ended March 31, 2022 were $18,755. There were no fees related to this arrangement for the period from March 16, 2021 (inception) through March 31, 2021.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 70,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 27,600,000 recorded as temporary equity).

Class B Common Stock — The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. As of March 31, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

Warrants —

As of March 31, 2022 and December 31, 2021, there were 13,800,000 Public Warrants and 15,226,000 Private Placement Warrants outstanding.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$281,547,948	$281,521,183

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date these financial statements were issued. Based upon this review the Company did not identify any subsequent events other than discussed below that would have required adjustment or disclosure in the financial statements.

The Company was recently informed by the underwriter of its Initial Public Offering that, due to proposed SEC regulations imposing potential liability on the underwriter of an initial public offering for a blank check company upon its subsequent initial business combination, the underwriter is ending its relationships with most special purpose acquisition companies it helped take public, including the Company. The Company expects the underwriter to waive its deferred underwriting fees of $9,660,000, which will be reflected in future financial statements of the Company as a debit to liability and a credit to temporary equity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (“Quarterly Report”) to “we,” “us” or the “Company” refer to PROOF Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to PROOF Acquisition Sponsor I, LLC, a Delaware limited liability company. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings and elsewhere in this report.

Overview

We are a blank check company incorporated on March 16, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have not selected any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the private placement warrants, our capital stock, debt, or a combination of the foregoing.

Results of Operations

We have not engaged in any operations or generated any revenues to date. All activity for the period from March 16, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering, which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. We do not expect to generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company, including legal, financial reporting, accounting, and auditing compliance expenses, as well as for due diligence and other expenses related to locating an initial business combination target and consummating the initial business combination.

For the three months ended March 31, 2022, we had net loss of approximately $628,828 which consisted primarily of formation and operational costs.

For the period from March 16, 2021 (inception) through March 31, 2021, we had net loss of approximately $716 which consisted primarily of formation and operational costs.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $281,547,948 in cash currently held in the Trust Account and $2,218,102 in cash that can be used for working capital.

Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through the receipt of $25,000 from our Sponsor in exchange for the issuance of the founder shares, and the loan proceeds of $110,000 from the Note from our Sponsor. We fully repaid the Note on December 6, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account.

Based on the foregoing, our management believes that we will have sufficient working capital to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. We will be using these funds primarily to pay existing accounts payable, pay expenses for professional services such as legal, financial reporting, accounting, auditing compliance, and consulting, identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective Business Combination candidates, pay travel expenditures, select the target business to merge with or acquire, and structure, negotiate, and consummate the Business Combination.

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

Administrative Services Agreement

We entered into an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, and secretarial and administrative services provided to members of our management team. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 of such fees for the three months ending March 31, 2022. There were no fees related to this arrangement for the period from March 16, 2021 (inception) through March 31, 2021.

Consulting Agreement

A member of the Board of Directors has a written consulting agreement with the Company to provide consulting services related to the Company’s business combination efforts. This agreement was approved by the Board of Directors. Expenses incurred for the three months ended March 31, 2022 were $18,755. There were no fees related to this arrangement for the period from March 16, 2021 (inception) through March 31, 2021.

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

Class A common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 27,600,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Net Loss Per Share of Common Stock

The Company has two classes of common stock, Class A and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 29,026,000, of the Company’s Class A common stock in the calculation of diluted net loss per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and for the period from March 16, 2021 (inception) through March 31, 2021. Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Additionally, we have determined to rely on the other exemptions from reporting requirements contained in the JOBS Act. As an “emerging growth company” we have chosen to rely on exemptions so that we are not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As of March 31, 2022, to the knowledge of our management, there was no material litigation, arbitration, or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 1A.	RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, as amended, filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q. There has been no material change in the planned use of the proceeds from our Initial Public Offering and private placement as is described in the Company’s final prospectus related to the Initial Public Offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).

3.2	Amended and Restated Bylaws (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-261015), filed with the SEC on November 12, 2021).
4.2
Specimen Class A common stock Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-261015), filed with the SEC on November 12, 2021).

4.3
Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-261015), filed with the SEC on November 12, 2021).

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

10.3
Registration Rights Agreement, dated November 30, 2021, by and among the Company, PROOF Acquisition Sponsor I, LLC, and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).

10.4
Letter Agreement, dated November 30, 2021, by and among the Company, PROOF Acquisition Sponsor I, LLC and Officers and Directors of the Company (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).

10.5
Administrative Services Agreement between PROOF Acquisition Sponsor I, LLC and the Company, dated November 30, 2021. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROOF ACQUISITION CORP I

May 12, 2022	By:	/s/ John C. Backus, Jr.
		Name:	John C. Backus, Jr.
		Title:	Chief Executive Officer
(Principal Executive Officer)

May 12, 2022	By:	/s/ Steven P. Mullins
		Name:	Steven P. Mullins
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)