Form 10-Q
period 2022-06-30
PROOF Acquisition Corp I
filed 2022-08-10
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 10, 2022, the Registrant had 27,600,000 shares of its Class A common stock, $0.0001 par value per share, and 6,900,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

PROOF ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the Three Months Ended June 30, 2021 and for the period from March 16, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and for the Three Months Ended June 30, 2021 and for the period from March 16, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statement of Cash Flows for the Six Months Ended June 30, 2022 and for the period from March 16, 2021 (inception) through June 30, 2021	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION		19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021

ASSETS
Current assets:
Cash	$1,864,710	$2,579,658
Prepaid expenses	459,537	993,608
Total current assets	2,324,247	3,573,266
Investments held in Trust	281,921,097	281,521,183
Total Assets	$284,245,344	$285,094,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$215,575	$159,622
Total current liabilities	215,575	159,622
Deferred underwriting commission	9,660,000	9,660,000
Total Liabilities	9,875,575	9,819,622

Commitments and contingencies (Note 5)

Temporary Equity:
Class A common stock subject to possible redemption; $0.0001 par value; 27,600,000 shares at redemption value of $10.21 at June 30, 2022 and $10.20 at December 31, 2021	281,661,596	281,520,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 70,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Accumulated deficit	(7,292,517)	(6,245,863)
Total Stockholders’ Deficit	(7,291,827)	(6,245,173)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$284,245,344	$285,094,449

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	For the period from March 16, 2021 (inception) through June 30, 2021

Formation and operating expenses	$619,518	$(64)	$1,275,111	$(780)
Operating loss	619,518	(64)	1,275,111	(780)

Interest income - investments held in Trust Account	373,148	—	399,913	—
Other income	373,148	—	399,913	—
Loss before income tax	(246,370)	(64)	(875,197)	(780)
Income tax	(29,860)	—	(29,860)	—
Net loss	$(276,230)	$(64)	$(905,058)	$(780)
Class A common stock - weighted average shares outstanding, basic and diluted	27,600,000	—	27,600,000	—
Class A common stock - basic and diluted net loss per share	$(0.01)	$—	$(0.03)	$—
Class B common stock - weighted average shares outstanding, basic and diluted (1)	6,900,000	5,000,000	6,900,000	5,000,000
Class B common stock - basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.00)

(1)
As of March 31, 2021, excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three and Six Months Ended June 30, 2022 and For the Three months ended June 30, 2021 and for the period from March 16, 2021 (inception) through June 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	6,900,000	$690	$—	$(6,245,863)	$(6,245,173)
Net loss	—	—	—	(628,828)	(628,828)
Balance, March 31, 2022	6,900,000	690	—	(6,874,691)	(6,874,001)
Remeasurement of Class A Common Stock to redemption value	—	—	—	(141,596)	(141,596)
Net loss	—	—	—	(276,230)	(276,230)
Balance, June 30, 2022	6,900,000	$690	$—	$(7,292,517)	$(7,291,827)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 16, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)(2)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(716)	(716)
Balance, March 31, 2021	5,750,000	575	24,425	(716)	24,284
Net loss	—	—	—	(64)	(64)
Balance, June 30, 2021	5,750,000	$575	$24,425	$(780)	$24,220

(1)
On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. All share amounts retroactively restated to account for the share split as discussed in Note 5.

(2)	Includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months ended June 30, 2022	Period From March 16, 2021 (inception) Through June 30, 2021

Cash flows from operating activities:
Net loss	$(905,058)	$(780)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on Trust assets	(399,913)	—
Changes in operating assets and liabilities:
Formation and organization costs paid by related party	—	780
Prepaid expenses	534,070	—
Accrued expenses	55,953	—
Net cash used in operating activities	(714,948)	—

Net change in cash	(714,948)	—
Cash at beginning of period	2,579,658	—
Cash at end of period	1,864,710	$—

Non-cash financing activities:
Remeasurement of Class A common stock to redemption value	$141,596	$—
Class B common stock in exchange for stock subscription receivable	$—	$25,000
Deferred offering costs included in accrued offering cost	$—	$328,509

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had approximately $1.9 million in its operating bank account and working capital of approximately $2.2 million.

The Company’s liquidity needs up to June 30, 2022 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan under the promissory note from the Sponsor of approximately $110,000 (the “Note”) (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on December 6, 2021.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 3, 2023 to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline in accordance with the terms of its Certificate of Incorporation, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. Cash was $1,864,710 and $2,579,658 as of June 30, 2022 and December 31, 2021, respectively.

Investments held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2022 and December 31, 2021, the Company had $281,921,097 and $281,521,183, respectively, in investments held in the Trust Account.

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

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was 0.12% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.03% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 0% for the three and six months ended June 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the shares of Class A common stock subject to possible redemption in the amount of $281,661,596 and $281,520,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet at June 30, 2022 and December 31, 2021. The increase of $141,596 during the three and six months ended June 30, 2022 in the Class A common stock subject to possible redemption is a remeasurement adjustment to the redemption value.

Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Net Loss per Common Share

The Company has two classes of common stock, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 29,026,000, of the Company’s Class A common stock in the calculation of diluted net loss per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from March 16, 2021 (inception) through June 30, 2021 . Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. The following table reflects the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2022 (in dollars, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30, 2022		Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(220,984)	$(55,246)	$(724,046)	$(181,012)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

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

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Fees related to this arrangement were $30,000 and $60,000, respectively, for the three and six months ended June 30, 2022.  There were no fees related to this arrangement for the three months ended June 30, 2021 or the period from March 16, 2021 (inception) through June 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, there was no amount outstanding under the Working Capital Loans.

Consulting Agreement

A member of the Board of Directors has a written consulting agreement with the Company to provide consulting services related to the Company’s business combination efforts. This agreement was approved by the Board of Directors. Expenses incurred for the three and six months ended June 30, 2022 were $16,668 and $35,423, respectively. There were no fees related to this arrangement for the three months ended June 30, 2021 or the period from March 16, 2021 (inception) through June 30, 2021.

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

The Company was informed by the underwriter of its Initial Public Offering that, due to proposed SEC regulations imposing potential liability on the underwriter of an initial public offering for a blank check company upon its subsequent initial business combination, the underwriter is ending its relationships with most special purpose acquisition companies it helped take public, including the Company. The Company expects the underwriter to waive its deferred underwriting fees.

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 70,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 27,600,000 recorded as temporary equity).

Class B Common Stock — The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. As of June 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

Warrants —

As of June 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants and 15,226,000 Private Placement Warrants outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

NOTE 8 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$281,921,097	$281,521,183

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

Results of Operations

We have not engaged in any operations or generated any revenues to date. All activity for the period from March 16, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering, which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. We do not expect to generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company, including legal, financial reporting, accounting, and auditing compliance expenses, as well as for due diligence and other expenses related to locating an initial business combination target and consummating the initial business combination.

For the three months ended June 30, 2022, we had net loss of approximately $276,230 which consisted of formation and operational costs of $619,519 partially offset by interest income on the Trust assets of $373,149.

For the six months ended June 30, 2022, we had net loss of approximately $905,057 which consisted of formation and operational costs of $1,275,111 partially offset by interest income on the Trust assets of $399,914.

For the three months ended June 30, 2021, we had net loss of approximately $64 which consisted primarily of formation and operational costs.

For the period from March 16, 2021 (inception) through June 30, 2021, we had net loss of approximately $780 which consisted primarily of formation and operational costs.

Liquidity and Capital Resources

As of June 30, 2022, we had $281,921,097 in cash currently held in the Trust Account and $1,864,710 in cash that can be used for working capital.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 3, 2023 to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline in accordance with the terms of its Certificate of Incorporation, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Services Agreement

We entered into an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, and secretarial and administrative services provided to members of our management team. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 and $60,000, respectively, of such fees for the three and six months ending June 30, 2022. There were no fees related to this arrangement for the three months ended June 30, 2021 or the period from March 16, 2021 (inception) through June 30, 2021.

Consulting Agreement

A member of the Board of Directors has a written consulting agreement with the Company to provide consulting services related to the Company’s business combination efforts. This agreement was approved by the Board of Directors. Expenses incurred for the three and six months ended June 30, 2022 were $16,668 and $35,423, respectively. There were no fees related to this arrangement for the three months ended June 30, 2021 or the period from March 16, 2021 (inception) through June 30, 2021.

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

Class A common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at the shares of Class A common stock subject to possible redemption in the amount of $281,661,596 and $281,520,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet at June 30, 2022 and December 31, 2021. The increase of $141,596 during the three and six months ended June 30, 2022 in the Class A common stock subject to possible redemption is a remeasurement adjustment to the redemption value.

Net Loss Per Share of Common Stock

The Company has two classes of common stock, Class A and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 29,026,000, of the Company’s Class A common stock in the calculation of diluted net loss per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from March 16, 2021 (inception) through June 30, 2021. Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As of June 30, 2022, to the knowledge of our management, there was no material litigation, arbitration, or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2021, as amended, filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, other than the below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, as amended, filed with the SEC on March 29, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by the Russian Federation and Belarus and subsequent sanctions against the Russian Federation, Belarus, and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by the Russian Federation and Belarus in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against the Russian Federation, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with the Russian Federation. The invasion of Ukraine by the Russian Federation and Belarus and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by the Russian Federation and Belarus and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by the Russian Federation and Belarus, and the impact of sanctions against the Russian Federation, Belarus, and related individuals and entities and the potential for retaliatory acts, could result in increased cyber-attacks against U.S. companies.

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

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROOF ACQUISITION CORP I

August 10, 2022	By:	/s/ John C. Backus, Jr.
		Name:	John C. Backus, Jr.
		Title:	Chief Executive Officer
(Principal Executive Officer)

August 10, 2022	By:	/s/ Steven P. Mullins
		Name:	Steven P. Mullins
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)