Form 10-Q
period 2022-09-30
PROOF Acquisition Corp I
filed 2022-11-10
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 9, 2022, the Registrant had 27,600,000 shares of its Class A common stock, $0.0001 par value per share, and 6,900,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

PROOF ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the period from March 16, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the period from March 16, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the period from March 16, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021

ASSETS
Current assets:
Cash	$1,521,867	$2,579,658
Prepaid expenses	182,315	993,608
Total current assets	1,704,182	3,573,266
Investments held in Trust	282,677,920	281,521,183
Total Assets	$284,382,102	$285,094,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$231,548	$159,622
Total current liabilities	231,548	159,622
Deferred underwriting commission	9,660,000	9,660,000
Total Liabilities	9,891,548	9,819,622

Commitments and contingencies (Note 5)

Temporary Equity:
Class A common stock subject to possible redemption; $0.0001 par value; 27,600,000 shares at redemption value of $10.22 at September 30, 2022 and $10.20 at December 31, 2021	282,191,951	281,520,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 70,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Accumulated deficit	(7,702,087)	(6,245,863)
Total Stockholders’ Deficit	(7,701,397)	(6,245,173)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$284,382,102	$285,094,449

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	For the period from March 16, 2021 (inception) through September 30, 2021

Formation and operating expenses	$489,430	$(117)	$1,764,541	$(897)
Operating loss	(489,430)	(117)	(1,764,541)	(897)

Interest income - investments held in Trust Account	756,823	—	1,156,737	—
Other income	756,823	—	1,156,737	—
Income (Loss) before income tax	267,393	(117)	(607,804)	(897)
Income tax expense	(146,608)	—	(176,468)	—
Net income (loss)	$120,785	$(117)	$(784,272)	$(897)
Class A common stock - weighted average shares outstanding, basic and diluted	27,600,000	—	27,600,000	—
Class A common stock - basic and diluted net income (loss) per share	$0.00	$—	$(0.02)	$—
Class B common stock - weighted average shares outstanding, basic and diluted (1)	6,900,000	5,000,000	6,900,000	5,000,000
Class B common stock - basic and diluted net income (loss) per share	$0.00	$(0.00)	$(0.02)	$(0.00)

(1)
For the three Months Ended September 30, 2021 and for the period from March 16, 2021 (inception) through September 30, 2021, excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three and Nine Months Ended September 30, 2022 and For the Three months ended September 30, 2021 and for the period from March 16, 2021 (inception) through September 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	6,900,000	$690	$—	$(6,245,863)	$(6,245,173)
Net loss	—	—	—	(628,828)	(628,828)
Balance, March 31, 2022	6,900,000	690	—	(6,874,691)	(6,874,001)
Remeasurement of Class A Common Stock to redemption value	—	—	—	(141,596)	(141,596)
Net loss	—	—	—	(276,230)	(276,230)
Balance, June 30, 2022	6,900,000	690	—	(7,292,517)	(7,291,827)
Remeasurement of Class A Common Stock to redemption value	—	—	—	(530,355)	(530,355)
Net income	—	—	—	120,785	120,785
Balance, September 30, 2022	6,900,000	$690	$—	$(7,702,087)	$(7,701,397)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 16, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(716)	(716)
Balance, March 31, 2021	5,750,000	575	24,425	(716)	24,284
Net loss	—	—	—	(64)	(64)
Balance, June 30, 2021	5,750,000	575	24,425	(780)	24,220
Net loss	—	—	—	(117)	(117)
Balance, September 30, 2021	5,750,000	$575	$24,425	$(897)	$24,103

(1)	Includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30, 2022	Period From March 16, 2021 (inception) Through September 30, 2021

Cash flows from operating activities:
Net loss	$(784,272)	$(897)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on Trust assets	(1,156,737)	—
Formation and organization costs paid by related party	—	716
Changes in operating assets and liabilities:
Deferred offering costs	—	(146,468)
Accrued formation and offering costs	—	35,719
Prepaid expenses	811,292	—
Accrued expenses	71,926	—
Net cash used in operating activities	(1,057,791)	(110,930)

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from Promissory Note	—	110,000
Net cash provided by activities	—	135,000

Net change in cash	(1,057,791)	24,070
Cash at beginning of period	2,579,658	—
Cash at end of period	$1,521,867	$24,070

Non-cash financing activities:
Remeasurement of Class A common stock to redemption value	$671,951	$—
Deferred offering costs included in accrued offering cost	$—	$340,869

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had approximately $1.5 million in its operating bank account and working capital of approximately $1.5 million.

The Company’s liquidity needs up to September 30, 2022 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan under the promissory note from the Sponsor of approximately $110,000 (the “Note”) (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on December 6, 2021.

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

In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. Cash was $1,521,867 and $2,579,658 as of September 30, 2022 and December 31, 2021, respectively.

Investments held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2022 and December 31, 2021, the Company had $282,677,920 and $281,521,183, respectively, in investments held in the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was 54.8% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and 29.0% and 0.0% for the nine months ended September 30, 2022 and for the period from March 16, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 0% for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 and for the period from March 16, 2021 (inception) through September 30, 2021, due to changes in the valuation allowance on the deferred tax assets.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal 2024. We currently are not expecting the IRA to have a material adverse impact to our financial statements.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the shares of Class A common stock subject to possible redemption in the amount of $282,191,951 and $281,520,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet at September 30, 2022 and December 31, 2021. The increase of $671,951 during the nine months ended September 30, 2022 in the Class A common stock subject to possible redemption is a remeasurement adjustment to the redemption value.

Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company's warrants have met the criteria for equity treatment.

Net Income (Loss) per Common Share

The Company has two classes of common stock, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented. Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. The following table reflects the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2022 (in dollars, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30, 2022		Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$96,628	$24,157	$(627,418)	$(156,854)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net income (loss) per share	$0.00	$0.0	$(0.02)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

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

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Fees related to this arrangement were $30,000 and $90,000, respectively, for the three and nine months ended September 30, 2022.  There were no fees related to this arrangement for the three months ended September 30, 2021 or the period from March 16, 2021 (inception) through September 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, there was no amount outstanding under the Working Capital Loans.

Consulting Agreement

A member of the Board of Directors has a written consulting agreement with the Company to provide consulting services related to the Company’s business combination efforts. This agreement was approved by the Board of Directors. Expenses incurred for the three and nine months ended September 30, 2022 were $25,002 and $60,425, respectively. There were no fees related to this arrangement for the three months ended September 30, 2021 or the period from March 16, 2021 (inception) through September 30, 2021.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 70,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 27,600,000 recorded as temporary equity).

Class B Common Stock — The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. As of September 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

Warrants —

As of September 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants and 15,226,000 Private Placement Warrants outstanding.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$282,677,920	$281,521,183

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

Results of Operations

We have not engaged in any operations or generated any revenues to date. All activity for the period from March 16, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering, which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. We do not expect to generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company, including legal, financial reporting, accounting, and auditing compliance expenses, as well as for due diligence and other expenses related to locating an initial business combination target and consummating the initial business combination.

For the three months ended September 30, 2022, we had net income of $142,569 which consisted of formation and operational costs of $489,430 and income tax expense of $124,824 offset by interest income on the Trust assets of $756,823.

For the nine months ended September 30, 2022, we had a net loss of $762,488 which consisted of formation and operational costs of $1,764,541 and income tax expense of $154,684 partially offset by interest income on the Trust assets of $1,156,737.

For the three months ended September 30, 2021, we had net loss of approximately $117 which consisted primarily of formation and operational costs.

For the period from March 16, 2021 (inception) through September 30, 2021, we had net loss of approximately $897 which consisted primarily of formation and operational costs.

Liquidity and Capital Resources

As of September 30, 2022, we had $282,677,920 in investments currently held in the Trust Account and $1,494,418 in cash that can be used for working capital.

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

Administrative Services Agreement

We entered into an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, and secretarial and administrative services provided to members of our management team. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 and $90,000, respectively, of such fees for the three and nine months ending September 30, 2022. There were no fees related to this arrangement for the three months ended September 30, 2021 or the period from March 16, 2021 (inception) through September 30, 2021.

Consulting Agreement

A member of the Board of Directors has a written consulting agreement with the Company to provide consulting services related to the Company’s business combination efforts. This agreement was approved by the Board of Directors. Expenses incurred for the three and nine months ended September 30, 2022 were $25,002 and $60,425, respectively. There were no fees related to this arrangement for the three months ended September 30, 2021 or the period from March 16, 2021 (inception) through September 30, 2021.

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

Class A common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at the shares of Class A common stock subject to possible redemption in the amount of $282,213,735 and $281,520,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet at September 30, 2022 and December 31, 2021. The increase of $693,735 during the nine months ended September 30, 2022 in the Class A common stock subject to possible redemption is a remeasurement adjustment to the redemption value.

Net Income (Loss) Per Share of Common Stock

The Company has two classes of common stock, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented. Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As of September 30, 2022, to the knowledge of our management, there was no material litigation, arbitration, or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by the Russian Federation and Belarus and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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
4.4
Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of November 30, 2021 (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).

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

PROOF ACQUISITION CORP I

November 9, 2022	By:	/s/ John C. Backus, Jr.
		Name:	John C. Backus, Jr.
		Title:	Chief Executive Officer
(Principal Executive Officer)

November 9, 2022	By:	/s/ Steven P. Mullins
		Name:	Steven P. Mullins
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)