Form 10-K
period 2022-12-31
PROOF Acquisition Corp I
filed 2023-02-27
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The average bid and asked price of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2022 was $9.89.

As of February 24, 2023, the Registrant had 27,600,000 shares of its Class A common stock, $0.0001 par value per share, and 6,900,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination (as defined below);

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	conflicts of interest arising with entities affiliated with our sponsor;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance following our public offering.

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

Introduction

We are a blank check company incorporated as a Delaware corporation on March 16, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). We have engaged in limited operations and have generated no operating revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no substantive operations and nominal assets consisting almost entirely of cash.

On December 3, 2021, we consummated our initial public offering (“Initial Public Offering”) of 27,600,000 units, including 3,600,000 units as a result of the underwriter’s full exercise of their over-allotment option (the “Units”). Each Unit consists of one share of Class A common stock (a “Public Share”) and one-half of one redeemable warrant. Each whole warrant (a “Public Warrant”) entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $276,000,000.

On March 31, 2021, the Sponsor received 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for a payment of $25,000 made on May 4, 2021. On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate of 6,900,000 Founder Shares. As of December 3, 2021, there was 6,900,000 shares of Class B common stock issued and outstanding, of which 6,440,000 are held by our Sponsor and the remaining 460,000 are held by certain funds and accounts managed by BlackRock, Inc. (collectively referred to herein as “BlackRock”). The number of Founder Shares outstanding was determined based on the Company’s expectation that the total size of the Initial Public Offering would be a maximum of 27,600,000 Units if the underwriter’s over-allotment option was exercised in full, and therefore, that the Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, pursuant to purchase agreements entered into with the Sponsor and Blackrock, the Company completed the private sale of an aggregate of 15,226,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,226,000 (the “Private Placement”). The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants, so long as they are held by the Sponsor, Blackrock, or their permitted transferees, (i) are not redeemable by the Company, (ii) may not, and the Class A common stock issuable upon the exercise of the Private Placement Warrants may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis, and (iv) under certain circumstances, are entitled to registration rights. No underwriting discounts or commissions were paid with respect to the Private Placement. If the Private Placement Warrants are held by holders other than the original purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants included in the Units sold in the Initial Public Offering. If the Company does not consummate its initial Business Combination by June 3, 2023, or by December 3, 2023 if we decide to extend the term, the Private Placement Warrants will expire worthless. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Upon the closing of the Initial Public Offering and the Private Placement, $281,520,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except for the withdrawal of interest to pay taxes, if any, and to fund our working capital requirements (subject to an annual limit of  $100,000), our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares related to certain amendments to our Charter, or (iii) the redemption of 100% of the Public Shares if we are unable to complete an initial Business Combination by June 3, 2023, or by December 3, 2023 if we decide to extend the term. With respect to amendments to our Charter, holders of Public Shares may be entitled to redeem their Public Shares (i) in connection with a stockholder vote to amend the Charter to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete an initial Business Combination by December 3, 2023 or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

After the payment of underwriting discounts and commissions and approximately $443,739 in Public Offering costs, approximately $3,742,261 of the net proceeds of the Initial Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2022, there was $281,521,183 in investments and cash held in the Trust Account and $2,579,658 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2022, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

Initial Business Combination

General

We are not presently engaged any operations intended to generate operating revenue and will not generate operating revenue for an indefinite period of time. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our equity or debt, or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be in its early stages of development or growth, which would subject us to the numerous risks inherent in such a company or business.

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

We may also engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis, in which event we may pay a finder’s fee, consulting fee, or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case the fee will be paid out of the funds held in the Trust Account, if there are sufficient funds remaining in the Trust Account after redemptions. If there are not sufficient funds, the finder’s fee will be paid out of the operating capital of the combined company. In no event, however, will our Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee or consulting fee prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction). We have agreed to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination. We have also agreed to pay a salary to certain officers who assist in our day to day operations and have entered into a consulting agreement with one of our directors to manage the vetting process for potential acquisition candidates. Some of our officers and directors may also enter into employment or consulting agreements with the post-transaction company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We may also pursue an initial Business Combination with a company that is affiliated with our Sponsor, officers, or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that the initial Business Combination is fair to the Company from a financial point of view. Our stockholders may not be provided with a copy of the opinion nor will they be able to rely on the opinion. We are not required to obtain an opinion in any other context.

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

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until June 3, 2023 (or up to December 3, 2023, if applicable).

Structure of an Initial Business Combination

In accordance with the rules of the NYSE, our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. We refer to this as the “80% fair market value test.” If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions. Our stockholders may not be provided with a copy of the opinion nor will they be able to rely on such an opinion. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

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

Extension of Time to Complete an Initial Business Combination

We will have until June 3, 2023 to consummate an initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination by June 3, 2023, we may extend the period to consummate a Business Combination two times by an additional three months each (until December 3, 2023 at the latest).

Pursuant to the terms of our amended and restated certificate of incorporation and the Trust Agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial Business Combination, our Sponsor or its affiliates or designees, upon five days advance notice to us prior to the applicable deadline, must deposit into the Trust Account $2,760,000 ($0.10 per Public Share) on or prior to the date of the applicable deadline for each of the available three month extensions. A total deposit of $5,520,000 must be deposited to reach an aggregate Business Combination period extending to December 3, 2023 and the deposit may be made in cash or in the form of a non-interest bearing, unsecured promissory notes. The promissory notes may be converted into warrants to purchase our Class A common stock, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Promissory notes issued to extend the applicable period that are not converted to warrants will be non-interest bearing and payable upon the consummation of our initial Business Combination. If we complete our initial Business Combination, we would repay the loaned amounts out of the proceeds of the Trust Account released to us if there are sufficient funds in the Trust Account after redemptions to repay the loans. If we do not complete a Business Combination or if there are not sufficient remaining funds in the Trust Account after redemptions, we will not repay the loans. Furthermore, the letter agreements with our initial shareholders contain a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for promissory notes issued to extend the applicable period out of the funds held in the Trust Account in the event that we do not complete a Business Combination. We will issue a press release announcing each extension at least three days prior to the deadline for each extension and we will issue a press release the day after the deadline announcing whether the funds have been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account so that we may extend the time available for us to complete our initial Business Combination.

Our public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial Business Combination from June 3, 2023 to December 3, 2023 at the latest as described above or redeem their shares in connection with these extensions. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the Company’s period to complete a Business Combination requires a vote of the Company’s shareholders and shareholders have the right to redeem their public shares in connection with such a vote. However, our public stockholders will be entitled to vote and redeem their Public Shares in connection with a stockholder meeting held to approve an initial Business Combination or in a tender offer undertaken in connection with an initial Business Combination if we propose one during any three-month extension period.

Redemption of Public Shares and Liquidation if Initial Business Combination Not Completed

Our initial stockholders, executive officers, and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have only until June 3, 2023 (or up to December 3, 2023, if applicable) to complete our initial Business Combination. If we have not completed our initial Business Combination by June 3, 2023 (or at the latest by December 3, 2023, if applicable), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following the redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination.

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

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Our Sponsor, officers and directors, and Blackrock have agreed to vote their Founder Shares and our Sponsor, officers, and directors have agreed to vote any Public Shares purchased during or after the Initial Public Offering in favor of our initial Business Combination. Each holder of Public Shares may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. In addition, our Sponsor, officers, and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our initial Business Combination.

Limitation on Redemption Rights Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to excess shares without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force the Company or management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including excess shares) for or against the Company’s initial Business Combination.

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

Employees

We currently have three executive officers: John C. Backus, Jr., Steven P. Mullins, and Michael W. Zarlenga. These individuals are not obligated to devote any specific number of hours to our business but they intend to devote as much of their time as they deem necessary to our business until we have completed our initial Business Combination. The amount of time they will devote in any given time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

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

•
The requirement that we complete our initial Business Combination by June 3, 2023 (or at the latest by December 3, 2023, if applicable) may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

•	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	We are a recently formed blank check company and have little operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

•
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern,” since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial Business Combination by June 3, 2023;

•
We will be subject to a 1% excise tax on share repurchases that occur after December 31, 2022 and an additional 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income starting from fiscal 2024 as imposed by the new Inflation Reduction Act.

•
Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent Coronavirus disease 2019 (COVID-19) outbreak and the status of debt and equity markets.

•
We may not be able to complete our initial Business Combination by June 3, 2023 (or at the latest by December 3, 2023, if applicable), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

•
We may be unable to complete our initial Business Combination, in which case our public stockholders may only receive $10.20 per share (or $10.30 or $10.40 per public share in case we extend the period of time available for us to complete a Business Combination to September 3, 2023 or December 3, 2023, respectively), or less than such amount in certain circumstances, and our warrants will expire worthless.

•
We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to the Company from a financial point of view.

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

We will have until June 3, 2023 to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination within this period, we may extend the period of time to consummate a Business Combination up to two times by an additional three months each time until December 3, 2023. In order for the time available for us to consummate our initial Business Combination to be extended, our sponsor or its affiliates or designees must deposit into the Trust Account $2,760,000, or $0.10 per Public Share, on or prior to the date of the applicable deadline for each of the available three-month extensions in exchange for a non-interest bearing, unsecured promissory note as described elsewhere herein. Our Sponsor and its affiliates or designees are obligated to deposit additional funds into the Trust Account to effectuate the aforementioned extensions, however our Sponsor and its affiliates or designees have no obligation to ensure we are able to extend the time available to us to complete our initial Business Combination by making any additional deposit into the Trust Account. If we are unable to consummate our initial Business Combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds then held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

The requirement that we complete our initial Business Combination by June 3, 2023 (or at the latest by December 3, 2023, if applicable) may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

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

In December 2019, a pneumonia outbreak was reported in Wuhan, China. On December 31, 2019, the outbreak was traced to a novel strain of coronavirus, which was given the interim name 2019-nCoV by the World Health Organization (WHO) and later renamed SARS-CoV-2 by the International Committee on Taxonomy of Viruses. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. On March 13, 2020, in Proclamation 9994, then-President Donald Trump proclaimed that the COVID-19 outbreak in the United States constitutes a national emergency and on February 24, 2021, President Joseph Biden determined that it is necessary to continue the national emergency declared in Proclamation 9994 concerning the COVID-19 pandemic. Variants of SARS-CoV-2 are now spreading among global populations. While various vaccines have been developed, there can be no guarantee that the vaccines will be successful in halting the spread of COVID-19 or its variants.

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

Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to conduct due diligence and/or limit the ability to have meetings with potential investors or target company personnel, or vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the actions to contain COVID-19 or treat its impact, and the emergence of new variants. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity, and third-party financing being unavailable on terms acceptable to us or at all.

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

If we do not complete our initial Business Combination by June 3, 2023 (or at the latest by December 3, 2023, if applicable), we would cease all operations except those necessary for winding up and we would redeem our Public Shares and liquidate, in which case the holders of our Public Shares may receive only their pro rata portion of the funds in the Trust Account that are available for distribution, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial Business Combination by June 3, 2023 (or at the latest by December 3, 2023, if applicable). Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, and the other risks described herein. For example, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire and/or complicate or obstruct our ability to complete a Business Combination due to travel restrictions, limitations on in-person meetings and site visits and other logistical impediments that could delay or disrupt negotiations and consummation of a transaction.

If we have not completed our initial Business Combination within this time period and have not sought an extension of the time period from June 3, 2023 to December 3, 2023 at the latest, as described herein, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such a redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, the holders of our Public Shares may only receive $10.20 per share (or $10.30 or $10.40 per Public Share in case we extend the time period available for us to complete a Business Combination to September 3, 2023 or December 3, 2023, respectively), and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares, or less than the $10.30 or $10.40 per public share held in the Trust Account in case of one or both extensions of the time period to complete our initial Business Combination have been effectuated, as applicable.

If we have not completed an initial Business Combination by June 3, 2023 (or at the latest by December 3, 2023, if applicable), we may seek an amendment to our amended and restated certificate of incorporation to extend the time period we have to complete an initial Business Combination beyond December 3, 2023. Our amended and restated certificate of incorporation will require that the amendment be approved by holders of 65% of our then outstanding shares of common stock. There is no guaranty that our stockholders will approve the amendment.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (a) the completion of our initial Business Combination, and then only in connection with those shares of Class A common stock that a stockholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by June 3, 2023 (or at the latest by December 3, 2023, if applicable) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of our public shares if we have not consummated our Business Combination by June 3, 2023 (or at the latest by December 3, 2023, if applicable). In addition, if we have not completed an  initial Business Combination by June 3, 2023 (or at the latest by December 3, 2023, if applicable) for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond June 3, 2023 (or at the latest December 3, 2023, if applicable) before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our Initial Public Offering and the sale of the Private Placement Warrants and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units became immediately tradable and we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419.

If the remaining net proceeds of the sale of the Private Placement Warrants is insufficient to allow us to operate until June 3, 2023 (or up to December 3, 2023, if applicable), it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination and we will depend on loans from our Sponsor or management team to fund our search for a Business Combination, to pay our taxes, including franchise and income taxes, and to complete our initial Business Combination. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination.

As of December 31, 2022, we have remaining proceeds of $1,342,435 from the sale of Private Placement Warrants to fund operating expenses of the Company and the costs of researching, investigating, and consummating a Business Combination with a target company. Should these remaining proceeds be sufficient to cover all operating and other expenses through the date of the Business Combination, any excess proceeds will be available to use in the Business Combination. If the remaining proceeds are not sufficient to pay expenses, we will be forced to borrow additional funds, raise additional capital, or liquidate. To the extent we borrow money in lieu of liquidation, we will likely be required to repay the borrowing upon the closing of our initial Business Combination and this borrowing will decrease the amount of money available for a Business Combination.

In addition, the underwriter was entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate, which was payable from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination. As a result, in addition to the services provided by the underwriter in the Initial Public Offering, it was anticipated by the Company that the underwriter would also assist the Company with certain aspects of its initial Business Combination in an effort by the underwriter to ensure receipt of the deferred fees. However, the underwriter, because of a firm-wide decision, ended its relationships with most special purpose acquisition companies, including the Company, and waived its deferred fees (see Note 7). The Company may need to engage a new investment bank to provide services in connection with a Business Combination, which may require a retainer, thereby reducing the amount of cash available to fund operating expenses and other costs associated with researching, investigating, and consummating a Business Combination.

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

Marcum LLP, our independent registered public accounting firm, and the underwriter of our Initial Public Offering did not execute agreements with us waiving claims to the monies held in the Trust Account. Other examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that the parties will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts, or agreements with us and will not seek recourse against the Trust Account for any reason.

Upon redemption of our Public Shares, if we have not completed our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per public share initially held in the Trust Account, or less than the $10.30 or $10.40 per public share held in the Trust Account in case of one or both extensions periods to complete our initial Business Combination have been effectuated, due to claims of such creditors. Pursuant to a letter agreement, our Sponsor has agreed that it will reimburse us if and to the extent a claim by a third party reduces the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share (or $10.30 or $10.40 per public share in case we extend the period of time available for us to complete a Business Combination to September 3, 2023 or December 3, 2023, respectively), or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20, $10.30 or $10.40 per share, as applicable, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. The reimbursement obligation will only apply to claims for services rendered or products sold to us (other than services provided by our independent registered public accounting firm and the underwriter of our Initial Public Offering) or claims by a prospective target business with which we have entered into a written letter of intent, confidentiality, or other similar agreement, or Business Combination agreement. The reimbursement obligation will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not the waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

Furthermore, we have not asked our Sponsor to reserve for this reimbursement obligation, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its obligations. We believe that our Sponsor’s only assets are securities of the Company. Therefore, it is highly unlikely that our Sponsor would be able to satisfy the reimbursement obligations. As a result, if any claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.20, $10.30 or $10.40 per Public Share, as applicable. In that case, we may not be able to complete our initial Business Combination, and you would receive a lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors, or the equity owners of our Sponsor, will be liable to us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per public share (or $10.30 or $10.40 per Public Share in case we extend the period of time available for us to complete a Business Combination to September 3, 2023 or December 3, 2023, respectively), or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20, $10.30 or $10.40 per public share, as applicable, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no reimbursement obligation related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce the reimbursement obligation.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce the reimbursement obligations, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. For example, if our independent directors believe our Sponsor has no assets other than the securities of the Company, the independent directors may determine that taking legal action against our Sponsor will be futile. If our independent directors choose not to enforce this obligation, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.20, $10.30 or $10.40 per public share, as applicable.

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

Cost of post-Business Combination directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to the holders of our Public Shares upon redemption in the event we do not complete our initial Business Combination by June 3, 2023 (or at the latest by December 3, 2023, if applicable) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of the stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following June 3, 2023 (or up to December 3, 2023, if applicable) from the closing of our Initial Public Offering in the event we do not complete our Business Combination and, therefore, we do not intend to comply with the procedures set forth in Section 280 of the DGCL.

If we do not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan of distribution, based on facts known to us at the time that will provide for the payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of the stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. A stockholder could potentially be liable for any claims to the extent of distributions received by it (but no more) and any liability of our stockholders may extend beyond the third anniversary date of the dissolution. Furthermore, if the pro rata portion of our Trust Account distributed to the holders of our Public Shares upon the redemption in the event we do not complete our initial Business Combination by June 3, 2023 (or at the latest by December 3, 2023, if applicable) is not considered a liquidating distribution under Delaware law and the redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

We may seek to complete a Business Combination with an operating company of any size (subject to satisfaction of the 80% fair market value test) and in any industry, sector, or geography. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition, or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a development stage entity.

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

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to the Company from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, or our Board cannot independently determine the fair market value of the target business or businesses, including with the assistance of financial advisors, we are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying is fair to the Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. The standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial Business Combination.

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

We may only be able to complete one Business Combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants provided us with $285,156,000 that we may use to complete our initial Business Combination (before taking into account the estimated expenses of our Initial Public Offering).

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

We may structure a Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all the outstanding capital stock of a target business. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to the transaction could own less than a majority of our outstanding shares of common stock subsequent to the transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the combined company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the post-combination business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting by a target company for the purpose of achieving compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete the acquisition. Moreover, there can be no assurance that the incumbent management team of a Business Combination target will have the necessary experience or knowledge to develop the appropriate level of internal controls over financial reporting and otherwise maintain compliance with the applicable requirements of the Sarbanes-Oxley Act. If we complete our Business Combination and the management team of the combined entity is unable to comply with the applicable requirements of the Sarbanes-Oxley Act, our operations might suffer and our results of operations and financial condition could be adversely impacted.

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

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash or other securities. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination. To the extent any amendment would be deemed to fundamentally change the nature of any of the securities offered through the registration statement for our Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

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

Our amended and restated certificate of incorporation will provide that any of its provisions (other than amendments relating to the election or removal of directors prior to our initial Business Combination, which require the approval of holders of a majority of at least 90% of all then outstanding shares of our common stock voting at a stockholder meeting) related to pre-Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the Private Placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules.

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

Our Sponsor, directors, and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by June 3, 2023 (or at the latest by December 3, 2023, if applicable) or with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide the holders of our Public Shares with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes, divided by the number of the then outstanding public shares.

Risks Relating to our Securities

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock, and warrants are listed on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial Business Combination. In order to continue listing our securities on the NYSE prior to our initial Business Combination, we must maintain certain financial, distribution, and stock price levels. Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).

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

In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws where there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of the warrant will not be entitled to exercise the warrant and, as a result, the warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of our Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our Initial Public Offering. In such an instance, the holders of our Private Placement Warrants and their permitted transferees (which may include our directors and officers) would be able to sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth in the warrant agreement even if the holders are otherwise unable to exercise their warrants.

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

There are 42,400,000 and 5,600,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account Class A common stock reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of Class B common stock. Our Class B common stock is convertible into Class A common stock initially at a one-for-one ratio but subject to adjustment, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial Business Combination (other than Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial Business Combination). Shares of Class B common stock are also convertible at the option of the holder at any time. Immediately after the consummation of our Initial Public Offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on our initial Business Combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a Business Combination beyond December 3, 2023 or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our Initial Public Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

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

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus for our Initial Public Offering, or defective provision, or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants. The approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. With respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 65% of the number of the then-outstanding Private Placement Warrants must approve any change that adversely affects the interests of the holders of Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of possible amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period, or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with the Company.

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

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company, which may discourage lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving the matter in another jurisdiction, which could materially and adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.

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

We issued 27,600,000 of our shares of Class A common stock as part of the units issued in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in a Private Placement an aggregate of 15,226,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment. Our Sponsor and Blackrock hold 6,900,000 shares of Class B common stock. The shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

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

Certain of our directors and officers are affiliated with other special purpose acquisition companies and our Sponsor and directors and officers are also not prohibited from sponsoring, investing in, or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless the opportunity is expressly offered to the person solely in his or her capacity as a director or officer of the Company and the opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

In light of the involvement of our Sponsor, executive officers, members of our VC Advisory Board and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, members of our Sponsor, or our executive officers, or directors. Our directors and members of our VC Advisory Board also serve as officers and board members for other entities. Our sponsor, officers, members of our VC Advisory Board, and directors may sponsor, form, or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. These entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that the affiliated entity met our criteria and guidelines for a Business Combination and the transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm regarding the fairness to the Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, members of our Sponsor, or our executive officers, or directors, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Because our Sponsor, officers, and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On May 4, 2021, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 shares of Class B common stock, par value $0.0001. We declared a 1.2 for 1 stock split with respect to the Class B common stock prior to our Initial Public Offering and a portion of the Class B common stock repurchased from our Sponsor at cost and reissued to BlackRock. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the Company by the number of Founder Shares issued. We effected the stock split with respect to our Class B common stock immediately prior to the consummation of our Initial Public Offering so as to maintain the number of founder shares at 20% of the outstanding shares of our common stock upon the consummation of our Initial Public Offering. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor and BlackRock purchased an aggregate of 15,226,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of our Initial Public Offering. If we do not consummate an initial business by June 3, 2023 (or at the latest by December 3, 2023, if applicable), the Private Placement Warrants will expire worthless.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination, and influencing the operation of the business following the initial Business Combination. This risk may become more acute as June 3, 2023 (or the applicable extension date up to December 3, 2023) nears, which is the deadline for our consummation of an initial Business Combination.

Our initial stockholders and anchor investors may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon the closing of our Initial Public Offering, our Sponsor and Blackrock will own shares representing at least 20% of our issued and outstanding shares of common stock. In addition, Magnetar and Blackrock units in our Initial Public Offering. As a result, upon completion of our Initial Public Offering, our Sponsor, Magnetar, and Blackrock owned shares representing 31.9% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our Sponsor or members thereof, our officers or directors, Blackrock, or Magnetar purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control.

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

General Risk Factors

We are a recently formed company with little operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with little operating history and no operating revenues. All activity since inception through December 31, 2022 relates to the Company’s formation and the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. Because we lack any substantive operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our initial Business Combination within the prescribed timeframe, we will never generate any operating revenues.

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

PROOF.VC is under no obligation to source potential opportunities for our initial Business Combination. PROOF.VC may have a duty to offer Business Combination opportunities to certain PROOF.VC funds before other parties, including the Company, and may seek to engage in transactions with businesses that could have otherwise been attractive Business Combination opportunities for us.

PROOF.VC may become aware of a potential Business Combination opportunity that may be an attractive opportunity for the Company. However, PROOF.VC is under no obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to the Company or provide any other services to the Company. PROOF.VC has fiduciary and contractual duties to its investment vehicles and to certain companies in which it has invested. As a result, PROOF.VC may have a duty to offer business opportunities to certain PROOF.VC funds before other parties, including the Company, and may seek to engage in transactions with businesses that could have otherwise been attractive Business Combination targets for us. Additionally, certain companies in which PROOF.VC has invested may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because PROOF.VC may directly or indirectly receive a financial benefit because of such a transaction.

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

Our amended and restated certificate of incorporation will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or the Company’s directors, officers, or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee, or agent of the Company to the Company or our stockholders, or any claim for aiding and abetting any such alleged breach, (iii) action asserting a claim against the Company or any director, officer, or employee of the Company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (iv) action asserting a claim against us or any director, officer, or employee of the Company governed by the internal affairs doctrine except for, as to each of (i) through (iv) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the Federal securities laws, including the Securities Act, as to which the Court of Chancery and the Federal district court for the District of Delaware shall concurrently be the sole and exclusive forums.

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

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.

ITEM IB.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our executive offices are located at 11911 Freedom Drive, Suite 1080, Reston, Virginia 20190. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration, or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common stock and warrants are listed on NYSE under the symbols “PACI.U,” “PACI” and “PACI.WS”, respectively.

Holders

As of February 24, 2023, there was 1 (one) holder of record of our units, 1 (one) holder of record of our Class A common stock, 14 (fourteen) holders of record of our Class B common stock, and 15 (fifteen) holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock, and warrants are held of record by banks, brokers, and other financial institutions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings and elsewhere in this report.

Overview

We are a blank check company incorporated on March 16, 2021 as a Delaware corporation and formed for the purpose of effecting a Business Combination. We have not selected any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and Private Placement, our capital stock, debt, or a combination of the foregoing.

Results of Operations

We have engaged in limited operations and have not generated any operating revenues to date. All activity for the period from March 16, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering, which is described below, and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We do not expect to generate any operating revenues until the completion of our initial Business Combination. We will generate non-operating income in the form of interest income from the amount deposited in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial Business Combination, we expect to incur increased expenses as a result of being a public company, including legal, financial reporting, accounting, and auditing compliance expenses, as well as for due diligence and other expenses related to locating an initial Business Combination target and consummating the initial Business Combination.

For the period from March 16, 2021 (inception) through December 31, 2021, we had net loss of approximately $381,894 which consisted of approximately $158,906 of franchise tax expenses, approximately $224,171 of formation and operational costs, net of a gain of $1,183 on investments held in the Trust Account.

For the year ended December 31, 2022, we had net income of approximately $1,550,733 which consisted of approximately $4,060,595 of a interest income on investments held in the Trust Account, partially offset by operating costs of $1,736,604 and tax expense of $773,259.

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $285,581,779 in cash currently held in the Trust Account and $1,342,435 in cash that can be used for working capital.

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

Related Party Transactions

Founder Shares

On March 31, 2021, the Sponsor received 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for a payment of $25,000 made on May 4, 2021. On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. As of December 3, 2021, there was 6,900,000 shares of Class B common stock issued and outstanding, of which 6,440,000 are held by our Sponsor and the remaining 460,000 are held by certain funds and accounts managed by BlackRock, Inc. (collectively referred to herein as “BlackRock”). The number of Founder Shares outstanding was determined based on the Company’s expectation that the total size of the Initial Public Offering would be a maximum of 27,600,000 Units if the underwriter’s over-allotment option was exercised in full, and therefore, that the Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on December 3, 2021.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 15,226,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor and Blackrock, generating proceeds of $15,226,000.

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Business Combination period, the Private Placement Warrants will expire worthless.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign, or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

Related Party Loans

On March 31, 2021, the Company, as maker, issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. In 2021, the Company borrowed $110,000 on this note, which was subsequently repaid from the proceeds of the Initial Public Offering on December 6, 2021.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022, we had no borrowings under the Working Capital Loans.

Pursuant to the terms of our amended and restated certificate of incorporation and the Trust Agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial Business Combination, our Sponsor or its affiliates or designees, upon five days advance notice to us prior to the applicable deadline, must deposit into the Trust Account $2,760,000 ($0.10 per Public Share) on or prior to the date of the applicable deadline for each of the available three month extensions. A total deposit of $5,520,000 must be deposited to reach an aggregate Business Combination period extending to December 3, 2023 and the deposit may be made in cash or in the form of a non-interest bearing, unsecured promissory notes (“Extension Promissory Notes”). Neither our Sponsor nor its affiliates or designees is required to fund the initial extension, and if the initial extension is funded, neither our Sponsor nor its affiliates or designees is required to fund the second extension. The Extension Promissory Notes may be converted into warrants to purchase our Class A common stock, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Extension Promissory Notes issued that are not converted to warrants will be non-interest bearing and payable upon the consummation of our initial Business Combination. If we complete our initial Business Combination, we would repay the Extension Promissory Notes out of the proceeds of the Trust Account released to us. If we do not complete a Business Combination, we will not repay the Extension Promissory Notes. Except for the foregoing, the terms of such Extension Promissory Notes, if any, have not been determined and no written agreements exist with respect to Extension Promissory Notes. As of December 31, 2022, we had no borrowings under the Working Capital Loans.

Venture Valkyrie Consulting

Beginning in January 2022, we paid a monthly consulting fee of $8,334 to Venture Valkyrie Consulting, LLC, a global healthcare consulting firm owned by our director, Lisa Suennen. This arrangement was terminated by mutual consent of the parties effective November 30, 2022.

Contractual Obligations

Deferred Underwriting Fee

The underwriter was entitled to a deferred fee of $9,660,000. The deferred fee would have become payable to the underwriter solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement and the trust agreement, but due to proposed SEC regulations imposing potential liability on the underwriter of an initial public offering for a blank check company upon its subsequent initial Business Combination, the underwriter has ended its relationships with most special purpose acquisition companies it helped take public, including the Company, and has waived its deferred underwriting fees.

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

Administrative Services Agreement

We entered into an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, and secretarial and administrative services provided to members of our management team. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $120,000 of such fees for the year ending December 31, 2022. Fees related to this arrangement were $10,000 from March 16, 2021 (inception) through December 31, 2021

Critical Accounting Policies and Estimates

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

Class A common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, and 2021, 27,600,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Net Loss Per Share of Common Stock

The Company has two classes of common stock, Class A and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 29,026,000, of the Company’s Class A common stock in the calculation of diluted net loss per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021.  Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Reference is made to Pages F-1 through F-25 comprising a portion of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of the Evaluation Date, our Company’s internal control over financial reporting was not effective due to a material weakness in internal controls over financial reporting related to allocation of an expense for directors and officers liability insurance described in Note 2 to our financial statements on this Form 10-K.

To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, and with financial advisors and the independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our application of the complex accounting standards that apply to our financial statements, particularly with respect to vendor contracts. As part of this enhanced process, we plan to implement an updated internal control policy providing for increased clarity regarding roles, responsibilities and verification procedures and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified by year end. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
John C. Backus, Jr.	63	Chief Executive Officer and Member of the Board
Steven P. Mullins	56	Chief Financial Officer
Michael W. Zarlenga	55	General Counsel and Corporate Secretary
Peter C. Harrison	59	Chairman of the Board
Coleman Andrews	67	Member of the Board (Lead Independent Director)
Mark Lerdal	64	Member of the Board
Lisa Suennen	57	Member of the Board

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

Steven P. Mullins (CFO). Mr. Mullins brings over 20 years of experience as a chief financial officer, board member, partner in investment funds, and senior financial advisor. Mr. Mullins, through his consulting firm, SPM Consulting, is currently the chief financial officer of several early stage technology companies, including Rebellion Defense, Inc., Bloom Protocol, LLC, Endera Systems, LLC, Redjack, LLC, A2P, LLC, Percipient.ai, Inc., and INADEV Corporation. He is the current Chairman of the Board of Advisors of INADEV Corporation, a government services and commercial product company. He also is an advisor to the family office of Saudi Prince Khaled bin Alwaleed bin Talal Al Saud. Mr. Mullins was the Chief Financial Officer and Treasurer of InteliData Technologies Corporation which was publicly traded on the NASDAQ from 1999-2002 after serving as its Director of Finance and Controller. Mr. Mullins has also served on the Board of Visitors at his alma mater, George Mason University, where he was Chairman of the Audit Committee for 2 years and Vice Chairman of the Finance and Land Use Committee for 2 years.

Michael W. Zarlenga (General Counsel and Corporate Secretary). Mr. Zarlenga has been practicing corporate and securities law for more than 26 years and currently serves as the General Counsel for PROOF.VC, a role he has held since January 2019. Prior to joining PROOF.VC, Mr. Zarlenga served as Of Counsel at Bergstrom Law Firm, PLLC, from January 2015 to December 2018. Over the course of his legal career, Mr. Zarlenga has advised clients including publicly traded and privately-held corporations, partnerships, financial institutions, underwriters, individuals, and investor groups in connection with formation and corporate governance, mergers and acquisitions, regulatory and enforcement proceedings, reorganizations, private and public debt and equity offerings, and reporting requirements under the Securities Exchange Act of 1934. Prior to joining PROOF.VC, Mr. Zarlenga served as General Counsel and Corporate Secretary to Carson America, Inc., Dr. Benjamin S. Carson’s Principal Campaign Committee for seeking the Republican National Committee's 2016 Presidential Nomination. Mr. Zarlenga is also an entrepreneur, having owned and managed a successful small business.

Peter Harrison (Chairman of the Board) will lead our investment outreach and evaluation activities with Steve Mullins (CFO) and Michael Zarlenga (General Counsel). Mr. Harrison brings 35 years of executive and investment experience spanning the private and public technology sectors. Since July 2018, Mr. Harrison has served as the Founder and General Partner of Sand Hill Capital, a fund focused on social and environmental impact investing. He also serves as a board trustee of George Washington University where he co-chairs the ESG taskforce. In 1990 he co-founded, Seer Technologies, an IBM backed spin-off from Credit Suisse First Boston where he was working at the time. He led the growth of Seer’s international business, culminating in an IPO in 1995. In 1996 Mr. Harrison joined Versata, an early stage technology start-up in the Bay Area where he led the growth of their revenues as Senior Vice President, culminating in an IPO in 2000. In 2001 Mr. Harrison joined GlobalLogic as CEO, a technology service firm, which over the next 10 years grew to over 6,000 employees attracting investments from NEA, Sequoia Capital and Goldman Sachs along the way. GlobalLogic was itself acquired by Apax Partners in 2013. In 2013 Mr. Harrison took over as CEO of Snagajob, a marketplace for hourly workers with over 60 million users in 2015. While there, he recapitalized the business and grew software revenues significantly. He presently sits on several boards of technology companies and collaborates with venture capital and private equity funds, advising them on new investments. Mr. Harrison is a limited partner in PROOF.VC, and has co-invested in 19 PROOF.VC companies. We believe Mr. Harrison is well-qualified to serve as a chairman of our board of directors due to his extensive experience, relationships and contacts.

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

Lisa Suennen (Director) Lisa Suennen has 35 years’ experience as an entrepreneur, corporate executive, venture investor, board member and management consultant in the healthcare field. Since January 2019, Ms. Suennen has served in various roles at Manatt, Phelps & Phillips, a large multi-disciplinary professional services firm, where she currently leads the Digital & Technology Practice. Ms. Suennen also currently leads the firm’s venture capital fund, Manatt Venture Fund, LLC, and its sister entity, MPP Holdings, LLC. In these roles, she sits on the firm’s Executive Committee, is a business development leader and leads the fund’s investment strategy, in addition to providing consulting services. From 2016 to 2018, Ms. Suennen was Senior Managing Director at GE Ventures, leading the firm’s healthcare venture fund. At the time, GE Ventures was ranked among the world’s top 20 best performing corporate venture funds by CB Insights. Beginning in 2014, Ms. Suennen operated Venture Valkyrie Consulting, advising global healthcare corporations around corporate venture capital and digital health strategy. During that time, she worked with the American Heart Association to establish Cardeation Capital the AHA’s first venture fund. From 1998-2014, Ms. Suennen was a partner of Psilos Group, a healthcare-focused venture capital firm. Ms. Suennen headed Psilos’ West Coast office from the firm’s founding in 1998 and focused on investments in the healthcare information technology, healthcare services and medtech sectors. From 1989 through 1998, Ms. Suennen held several senior executive roles at Merit Behavioral Care (formerly American Biodyne, Inc.), one of the first managed behavioral healthcare firms. Previously, Ms. Suennen worked in various product and marketing roles in the tech sector, including at Ingres, XOpen and Regis McKenna, Inc. Ms. Suennen is currently a Board Member of digital health companies VIVE Benefits and Health Reveal, and global digital health organization HealthXL. She is Chairman of the Advisory Board of NASA’s Translational Research Institute, which is focused on innovative approaches to reduce risks to humans on long-duration exploration missions. She also currently serves on the Advisory Boards of Longitude Capital, Aphelion Capital and Nina Capital, all healthcare-focused venture funds. Ms. Suennen is also on faculty at the UC Berkeley Haas School of Business; she is a Fellow of the inaugural class of the Aspen Institute’s Health Innovators Fellowship. Ms. Suennen was a co-founder of CSweetener, a not-for-profit focused on matching women in and nearing the healthcare C-Suite with mentors. CSweetener was acquired by the HLTH Foundation in 2019. Ms. Suennen serves on the Board of the Dignity Health Foundation, is a member of the American Heart Association One Brave Idea II Advisory Board, is a member of the International Digital Health Advisory Board of the Murdoch Children’s Research Institute, an affiliate of the Royal Murdoch Children’s Hospital, and is Chair of the Investment Advisory Committee for ANDHealth, Australia’s National Digital Health Initiative. In 2013 Ms. Suennen published the book Tech Tonics about the intersection of technology and health. We believe Ms. Suennen is well-qualified to serve as a member of our board of directors due to her extensive experience, relationships and contacts.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Peter Harrison, Coleman Andrews, Mark Lerdal, and Lisa Suennen are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee, and a corporate governance and nominating committee. Each committee operates under a charter that has been approved by the Board and has the composition and responsibilities described below.

Audit Committee

The audit committee of our board of directors is composed of Lisa Suennen, Mark Lerdal, and Peter Harrison, each of whom is an independent director under the NYSE listing standards and applicable SEC rules. Lisa Suennen serves as the chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Mark Lerdal qualifies as an “audit committee financial expert” as defined in applicable SEC rules. None of the Audit Committee members serves on the audit committee of more than three public companies.

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

•
monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and

•
reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

None of our directors (other than via payments made to Venture Valkyrie Consulting, LLC as described in (Certain Relationships and Related Transactions and Director Independence)) have received any cash compensation for services rendered to us. Messrs. Mullins and Zarlenga each receive $10,000 per month for their services as Chief Financial Officer (Mullins) and General Counsel and Corporate Secretary (Zarlenga).  Commencing on the date that our securities were first listed on the NYSE through the earlier of the consummation of our initial Business Combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, and secretarial and administrative services. In addition, our Sponsor, executive officers, and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, directors, or their respective affiliates, prior to completion of our initial Business Combination. Other than the cash compensation paid to Messrs. Mullins and Zarlenga, none of the Sponsors, directors, officers or their respective affiliates receive any bonus, stock or option awards or participate in any compensation plan.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of February 24, 2023, by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
PROOF Acquisition Sponsor I, LLC (our sponsor)(2)	6,440,000	(3)(4)	18.67%
John C. Backus, Jr.(4)(5)	-
Steven P. Mullins(4)(5)	-
Michael W. Zarlenga(4)(5)	-
Peter C. Harrison(5)	-
Coleman Andrews(5)	-
Mark Lerdal(5)	-
Lisa Suennen(5)	-
Highbridge Capital Management, LLC (6)	2,170,352		7.86%
Magnetar Financial LLC(7)	2,256,400		8.18%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(8)	1,500,000		5.4%
All officers and directors as a group (7 individuals)	6,440,000		18.67%

(1)	Unless otherwise noted, the business address of each of our officers and directors is 11911 Freedom Drive, Suite 1080 Reston, VA 20190.
(2)
Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial Business Combination, or earlier at the election of the holder.

(3)	Our Sponsor is the record holder of such shares. Our sponsor is controlled by its manager, PROOF Sponsor Management, LLC
(4)
Messrs. Backus, Mullins and Zarlenga are managing members of PROOF Sponsor Management, LLC, the manager of our sponsor and no person individually has the power to vote or control the interests of our sponsor. Each individual disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.

(5)
This individual does not beneficially own any Founder Shares or Private Placement Warrants. However, this individual has a pecuniary interest in these securities through his or her ownership of membership interests of our sponsor.

(6)	Pursuant to Schedule 13G filed on February 2, 2023 by Highbridge Capital Management, LLC. The business address of the reporting person is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(7)
 Pursuant to Schedule 13G/A filed on  February 2, 2023 by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC, David J. Snyderman. The business address of each of the reporting person is 11911 Freedom Drive, Suite 1080, Reston, VA 20190.

(8)
 Pursuant to Schedule 13G filed on February 8, 2022 by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust. The business address of the reporting person is 2020 Calamos Court Naperville, IL 60563.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On March 31, 2021, the Sponsor received 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for a May 4, 2021 payment of $25,000. On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. As of December 3, 2021, there was 6,900,000 shares of Class B common stock issued and outstanding, of which 6,440,000 are held by our Sponsor and the remaining 460,000 are held by certain funds and accounts managed by BlackRock, Inc. (collectively referred to herein as “BlackRock”). The number of Founder Shares outstanding was determined based on the Company’s expectation that the total size of the Initial Public Offering would be a maximum of 27,600,000 Units if the underwriter’s over-allotment option was exercised in full, and therefore, that the Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, pursuant to purchase agreements entered into with the Sponsor and Blackrock, the Company completed the private sale of an aggregate of 15,226,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,226,000 (the “Private Placement”). The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants, so long as they are held by the Sponsor, Blackrock, or their permitted transferees, (i) are not redeemable by the Company, (ii) may not, and the Class A common stock issuable upon the exercise of the Private Placement Warrants may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis, and (iv) under certain circumstances, are entitled to registration rights. No underwriting discounts or commissions were paid with respect to the Private Placement. If the Private Placement Warrants are held by holders other than the original purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants included in the Units sold in the Initial Public Offering. If the Company does not consummate its initial Business Combination by June 3, 2023, or at the latest by December 3, 2023 if we decide to extend the term, the Private Placement Warrants will expire worthless. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Administrative Services

The Company reimburses PROOF Management, LLC for office space, and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $10,000 per month in the event the Company does not pay a third party directly for such services, from the date of closing of the Initial Public Offering. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. In 2022, $120,000 in fees were incurred relating to these services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022, totaled $82,400.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2022, we did not pay Marcum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice. During the year ended December 31, 2022, we did not pay Marcum any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the year ended December 31, 2022, we did not pay Marcum any other fees.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

PROOF ACQUISITION CORP I
INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements of PROOF Acquisition Corp I:	Page
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID# 688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period March 16, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021	F-6
Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
PROOF Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PROOF Acquisition Corp I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has until June 3, 2023 to complete a Business Combination or the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT
February 24, 2023

PROOF ACQUISITION CORP I
BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$1,342,435	$2,579,658
Prepaid expenses	467,021	993,608
Total current assets	1,809,456	3,573,266
Investments held in Trust	285,581,779	281,521,183
Total Assets	$287,391,235	$285,094,449

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$905,676	$159,622
Total current liabilities	905,676	159,622
Deferred underwriting commission	—	9,660,000
Total Liabilities	905,676	9,819,622

Commitments and contingencies (Note 5)

Temporary Equity:
Class A common stock subject to possible redemption; $0.0001 par value; 27,600,000 shares at redemption value of $10.31 at December 31, 2022 and $10.20 at December 31, 2021	284,449,019	281,520,000

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 70,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Retained earnings (Accumulated deficit)	2,035,850	(6,245,863)
Total Stockholders’ Equity (Deficit)	2,036,540	(6,245,173)
Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)	$287,391,235	$285,094,449

The accompanying notes are an integral part of these financial statements.

PROOF ACQUISITION CORP I
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	For the period from March 16, 2021 (inception) through December 31, 2021

Formation and operating expenses	$1,736,604	$383,077
Operating loss	(1,736,604)	(383,077)

Interest income - investments held in Trust Account	4,060,596	1,183
Other income	4,060,596	1,183
Income (loss) before income tax	2,323,992	(381,894)
Income tax expense	(773,259)	—
Net income (loss)	$1,550,733	$(381,894)
Class A common stock - weighted average shares outstanding, basic and diluted	27,600,000	2,810,182
Class A common stock - basic and diluted net income (loss) per share	$0.05	$(0.04)
Class B common stock - weighted average shares outstanding, basic and diluted (1)	6,900,000	6,091,636
Class B common stock - basic and diluted net income (loss) per share	$0.05	$(0.04)

(1)
On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. All share amounts retroactively restated to account for the share split as discussed in Note 5.

The accompanying notes are an integral part of these financial statements.

PROOF ACQUISITION CORP I
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 31, 2021

	Class B Common Stock		Additional Paid-in	Retained Earnings Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	6,900,000	$690	$—	$(6,245,863)	$(6,245,173)
Remeasurement of Class A Common Stock to redemption value	—	—	—	(2,929,019)	(2,929,019)
Gain on deferred underwriting commission	—	—	—	9,660,000	9,660,000
Net income	—	—	—	1,550,733	1,550,733
Balance, December 31, 2022	6,900,000	$690	$—	$2,035,850	$2,036,540

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 16, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	6,900,000	690	24,310	—	25,000
Private placement warrants proceeds in excess of fair value	—	—		5,411,275	5,411,275
Re-measurement of Class A common stock subject to possible redemption to redemption value	—	—	(24,310)	(11,275,244)	(11,299,554)
Net loss	—	—	—	(381,894)	(381,894)
Balance, December 31, 2021	6,900,000	$690	$—	$(6,245,863)	$(6,245,173)

(1)
On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. All share amounts retroactively restated to account for the share split as discussed in Note 5.

The accompanying notes are an integral part of these financial statements.

PROOF ACQUISITION CORP I
STATEMENTS OF CASH FLOWS

	Year ended December 31, 2022	Period From March 16, 2021 (inception) Through December 31, 2021

Cash flows from operating activities:
Net income (loss)	$1,550,733	$(381,894)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Trust assets	(4,060,596)	(1,183)
Changes in operating assets and liabilities:
Prepaid expenses	526,586	(993,608)
Accrued expenses	746,054	159,622
Net cash used in operating activities	(1,237,223)	(1,217,063)

Cash flows from investment activities:
Funds deposited into Trust Account	—	(281,520,000)
Net cash used in investing activities	—	(281,520,000)

Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of units	—	276,000,000
Proceeds from sale of warrants	—	15,226,000
Offering costs	—	(5,934,279)
Proceeds from sponsor note	—	110,000
Repayment of sponsor note	—	(110,000)
Net cash provided by financing activities	—	285,316,721

Net change in cash	(1,237,223)	2,579,658
Cash at beginning of period	2,579,658	—
Cash at end of period	$1,342,435	$2,579,658

Non-cash financing activities:
Deferred underwriting fee incurred (written off)	$(9,660,000)	$9,660,000
Re-measurement of Class A ordinary shares subject to possible redemption	$2,929,019	$(11,299,554)
Initial value of Class A common stock subject to possible redemption	$—	$281,520,000

The accompanying notes are an integral part of these financial statements.

PROOF ACQUISITION CORP I
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

PROOF Acquisition Corp I (the “Company”) was incorporated in Delaware on March 16, 2021. The Company was formed for the purpose of effecting a Business Combination. The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had limited operations and no operating revenues. All activity for the period from March 16, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the IPO amounted to $15,623,739 consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees payable (which was originally held in a Trust Account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”)) and $443,739 of other offering costs. These costs were charged to additional paid-in capital upon completion of the Initial Public Offering. The deferred underwriting commission liability was reduced to $0 in 2022 as the underwriter resigned and withdrew its right to the deferred underwriting fees (see Note 7).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold (or $10.30 or $10.40 per Unit sold in case we extend the period of time available for us to complete a Business Combination to September 3, 2023 or December 3, 2023, respectively) in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.20 or $10.30 or $10.40 in case of one or both extensions of the time period to complete our initial Business Combination have been effectuated).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i)(x) $10.20 per Public Share following the closing of this offering, (y) $10.30 per public share after June 3, 2023, or (z) $10.40 per public share after September 3, 2023, as applicable; or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20, $10.30 or $10.40 per public Share (as applicable) due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $900,000.

The Company’s liquidity needs up to December 31, 2022 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan under the promissory note from the Sponsor of approximately $110,000 (the “Note”) (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on December 6, 2021.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the financial statements of the Company as of and for the year ended December 31, 2022, the Company’s management, in consultation with its advisors, re-evaluated the Company’s accounting for operating expenses, specifically the recognition of the expenses for directors’ and officers’ liability insurance. After further review of the Company’s accounting for its operating expenses, it was determined that an adjustment was required to the Company’s financial statements as of and for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022.

Therefore, in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company re-evaluated the changes and has determined that the related impact was material to certain of its previously issued financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that these previously issued financial statements should be restated. As such, the Company is reporting these restatements to those previously issued financial statements in this Annual Report.

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

	As previously reported	Adjustments	As restated
March 31, 2022 balance sheet
Prepaid expenses	$732,415	$161,918	$894,333
Total current assets	2,950,517	161,918	3,112,435
Total assets	284,498,465	161,918	284,660,383
Accumulated Deficit	(6,874,691)	161,918	(6,712,773)
Total Stockholders’ Deficit	(6,874,001)	161,918	(6,712,083)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	284,498,465	161,918	284,660,383

Statement of changes in stockholders’ deficit for the three months ended March 31, 2022
Net loss	$(628,828)	$161,918	$(466,910)
Accumulated Deficit - March 31, 2022	(6,874,691)	161,918	(6,712,773)
Total Stockholders’ Deficit	(6,874,001)	161,918	(6,712,083)

Statement of operations for the three months March 31, 2022
Formation and operating cost	$655,593	$(161,918)	$493,675
Operating loss	(655,593)	161,918	(493,675)
Net loss	(628,828)	161,918	(466,910)
Class A common stock - basic and diluted net loss per share	(0.02)	0.01	(0.01)
Class B common stock - basic and diluted net loss per share	(0.02)	0.01	(0.01)

Statement of cash flows for the three months ended March 31, 2022
Net loss	$(628,828)	$161,918	$(466,910)
Change in prepaid expenses	261,193	(161,918)	99,275

June 30, 2022 balance sheet
Prepaid expenses	459,537	282,008	741,545
Total current assets	2,324,247	282,008	2,606,255
Total assets	284,245,344	282,008	284,527,352
Accumulated Deficit	(7,292,517)	282,008	(7,010,509)
Total Stockholders’ Deficit	(7,291,827)	282,008	(7,009,819)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	284,245,344	282,008	284,527,352

Statement of changes in stockholders’ deficit for the six months ended June 30, 2022
Net loss	$(905,058)	$282,008	$(623,050)
Accumulated Deficit - June 30, 2022	(7,292,517)	282,008	(7,010,509)
Total Stockholders’ Deficit	(7,291,827)	282,008	(7,009,819)

Statement of operations for the three months June 30, 2022
Formation and operating cost	$619,518	$(120,089)	$499,429
Operating loss	619,518	(120,089)	499,429
Loss before income tax	(246,370)	120,089	(126,281)
Net loss	(276,230)	120,089	(156,141)
Class A common stock - basic and diluted net loss per share	(0.01)	0.01	-
Class B common stock - basic and diluted net loss per share	(0.01)	0.01	-

Statement of operations for the six months June 30, 2022
Formation and operating cost	$1,275,111	$(282,008)	$993,103
Operating loss	1,275,111	(282,008)	993,103
Loss before income tax	(875,197)	282,008	(593,189)
Net loss	(905,058)	282,008	(623,050)
Class A common stock - basic and diluted net loss per share	(0.03)	0.01	(0.02)
Class B common stock - basic and diluted net loss per share	(0.03)	0.01	(0.02)

Statement of cash flows for the six months ended June 30, 2022
Net loss	$(905,058)	$282,008	$(623,050)
Change in prepaid expenses	534,070	(282,008)	252,062

September 30, 2022 balance sheet
Prepaid expenses	$182,315	$408,842	$591,157
Total current assets	1,704,182	408,842	2,113,024
Total assets	284,382,102	408,842	284,790,944
Accumulated Deficit	(7,702,087)	408,842	(7,293,245)
Total Stockholders’ Deficit	(7,701,397)	408,842	(7,292,555)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	284,382,102	408,842	284,790,944

Statement of changes in stockholders’ deficit for the nine months ended September 30, 2022
Net loss	$(784,272)	$408,842	$(375,430)
Accumulated Deficit - September 30, 2022	(7,702,087)	408,842	(7,293,245)
Total Stockholders’ Deficit	(7,701,397)	408,842	(7,292,555)

Statement of operations for the three months September 30, 2022
Formation and operating cost	$489,430	$(126,834)	$362,596
Operating loss	(489,430)	126,834	(362,596)
Income (loss) before income tax	267,393	126,834	394,227
Net income	120,785	126,834	247,619
Class A common stock - basic and diluted net loss per share	—	0.01	0.01
Class B common stock - basic and diluted net loss per share	—	0.01	0.01

Statement of operations for the nine months September 30, 2022
Formation and operating cost	$1,764,541	$(408,842)	$1,355,699
Operating loss	(1,764,541)	408,842	(1,355,699)
Income (loss) before income tax	(607,804)	408,842	(198,962)
Net loss	(784,272)	408,842	(375,430)
Class A common stock - basic and diluted net loss per share	(0.02)	0.01	(0.01)
Class B common stock - basic and diluted net loss per share	(0.02)	0.01	(0.01)

Statement of cash flows for the nine months ended September 30, 2022
Net loss	$(784,272)	$408,842	$(375,430)
Change in prepaid expenses	811,292	(408,842)	402,450

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021. Cash was $1,342,435 and $2,579,658 as of December 31, 2022 and December 31, 2021, respectively.

Investments held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2022 and December 31, 2021, the Company had $285,581,779 and $281,521,183, respectively, in investments held in the Trust Account.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $15,623,739 consist principally of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees payable and $443,739 of other offering costs. The deferred underwriting commission liability was reduced to $0 in 2022 as the underwriter resigned and withdrew its right to the deferred underwriting fees (see Note 7).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the shares of Class A common stock subject to possible redemption in the amount of $284,449,019 and $281,520,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet at December 31, 2022 and December 31, 2021. The increase of $2,929,019 during the year ended December 31, 2022 in the Class A common stock subject to possible redemption is a remeasurement adjustment to the redemption value.

Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment.

Net Income (Loss) per Common Share

The Company has two classes of common stock, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented. Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. The following table reflects the calculation of basic and diluted net loss per common share for the year ended December 31, 2022 and for the period from March 16, 2021 (inception) through December 13, 2021 (in dollars, except per share amounts):

	For the Year		For the period from March 16, 2021 (inception) through
	Ended December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income (loss)	$1,240,586	$310,147	$(120,559)	$(261,335)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	2,810,182	6,091,636

Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.04)	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022 and December 31, 2021, the Company has not experienced losses on this account.

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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 5 — PRIVATE PLACEMENTS

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

NOTE 6 — RELATED PARTIES

Founder Shares

On March 31, 2021, the Sponsor received 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for a May 4, 2021 payment of $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. Subsequently, on November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 founder shares, including an aggregate of up to 900,000 shares subject to forfeiture. All share amounts retroactively restated to account for the share split. As the over-allotment was exercised in full as part of the Initial Public Offering, the Founder Shares are no longer subject to forfeiture.

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

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Fees related to this arrangement were $120,000 for the year December 31, 2022 and $10,000 for the period from March 16, 2021 (inception) through December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and December 31, 2021, there was no amount outstanding under the Working Capital Loans.

Consulting Agreement

A member of the Board of Directors has a written consulting agreement with the Company to provide consulting services related to the Company’s business combination efforts. This agreement was approved by the Board of Directors. Expenses incurred for the year ended December 31, 2022 were $66,672. There were no fees related to this arrangement for the period from March 16, 2021 (inception) through December 31, 2021.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment was exercised in full as part of the Initial Public Offering.

The underwriter received a cash underwriting discount of $0.20 per Unit, or $5,520,000 in the aggregate, payable upon the closing of the Initial Public Offering. In addition, the underwriter was entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement and the trust agreement, but due to proposed SEC regulations imposing potential liability on the underwriter of an initial public offering for a blank check company upon its subsequent initial Business Combination, the underwriter has ended its relationships with most special purpose acquisition companies it helped take public, including the Company, and has waived its deferred underwriting fees.

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 70,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of  December 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 27,600,000 recorded as temporary equity).

Class B Common Stock — The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares. As of December 31, 2022 and December 31,2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

Warrants —

As of December 31, 2022 and December 31,2021, there were 13,800,000 Public Warrants and 15,226,000 Private Placement Warrants outstanding.

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

NOTE 9 — Class A Common Stock Subject to Possible Redemption
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

As of December 31, 2022, Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Description	December 31, 2021
Gross proceeds	$276,000,000
Less:
Offering costs allocated to Class A common stock subject to possible redemption	(368,276)
Private placement warrants proceeds in excess of fair value	(5,411,275)
Plus:
Re-measurement of carrying value to redemption value	11,299,544

Class A common stock subject to possible redemption at December 31, 2021	281,520,000
Re-measurement of carrying value to redemption value	2,929,019
Class A common stock subject to possible redemption at December 31, 2022	$284,449,019

NOTE 10 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and December 31,2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$285,581,779	$281,521,183

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 11 — TAXES

The Company’s net deferred tax asset (liability) is as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$—	$127,274
Start-up costs	365,419	47,076
Total deferred tax assets	365,419	174,350

Valuation Allowance	(365,419)	(174,350)

Deferred tax asset, net of allowance	—	—

Deferred tax liabilities:
Accrued investment income	(317,423)	—
Total deferred tax liabilities	(317,423)	—

Deferred tax liability, net	$(317,423)	$—

Below is breakdown of the income tax provision.

	For the Year Ended December 31, 2022	For the Period From March 16, 2021 (Inception) Through December 31, 2021
Federal
Current	$455,836	$—
Deferred	126,354	(174,350)
State and local
Current	—	—
Deferred	—	—
Change in valuation allowance	191,069	174,350
Income tax provision	$773,259	$—

As of December 31, 2022 and December 31, 2021, the Company had $0 and $606,065, respectively, of U.S. federal operating loss carryovers that do not expire and are available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and December 31, 2021, the change in the valuation allowance was $191,069 and $174,350.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2022	For the Period From March 16, 2021 (Inception) Through December 31, 2021
U.S. federal statutory rate	21.0%	21.0%
NOL true up	4.0%	—
Valuation allowance	8.3%	(21.0)%
Income tax provision	33.3%	—

The effective tax rate differs from the statutory tax rate of (21)% for the year ended December 31, 2022 and year ended December 31, 2021, due to the valuation allowance recorded on the Company’s start-up costs in 2022 and due to the valuation allowance recorded on the Company’s start up costs and net operating losses in 2021. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

NOTE 12 — SUBSEQUENT EVENTS

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

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2023

PROOF ACQUISITION CORP I

	By:	/s/ John C. Backus, Jr.
		Name:	John C. Backus, Jr.
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ John C. Backus, Jr.	Chief Executive Officer and Director	February 24, 2023
John C. Backus, Jr.	(Principal Executive Officer)

/s/ Steven P. Mullins	Chief Financial Officer	February 24, 2023
Steven P. Mullins	(Principal Financial and Accounting Officer)

/s/ Peter C. Harrison	Director	February 24, 2023
Peter C. Harrison

/s/ Coleman Andrews	Director	February 24, 2023
Coleman Andrews

/s/ Mark Lerdal	Director	February 24, 2023
Mark Lerdal

/s/ Lisa Suennen	Director	February 24, 2023
Lisa Suennen