Form 10-Q
period 2023-03-31
PROOF Acquisition Corp I
filed 2023-05-10
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has (1) submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

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

As of May 9, 2023, the Registrant had 27,600,000 shares of its Class A common stock, $0.0001 par value per share, and 6,900,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

PROOF ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PROOF ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022 (audited)

ASSETS
Current assets:
Cash	$1,186,147	$1,342,435
Prepaid expenses	407,646	467,021
Total current assets	1,593,793	1,809,456
Investments held in Trust	288,249,255	285,581,779
Total Assets	$289,843,048	$287,391,235

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	79,391	132,417
Income tax payable	1,169,253	455,833
Total current liabilities	1,248,644	588,250
Deferred income taxes	229,584	317,426
Total Liabilities	1,478,228	905,676

Commitments and contingencies (Note 5)

Temporary Equity:
Class A common stock subject to possible redemption; $0.0001 par value; 27,600,000 shares at redemption value of $10.39 and $10.31 at March 31, 2023 and December 31, 2022, respectively	286,802,382	284,449,019

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 70,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Retained earnings	1,561,748	2,035,850
Total Stockholders’ Equity	1,562,438	2,036,540
Total Liabilities, Temporary Equity and Stockholders’ Equity	$289,843,048	$287,391,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Formation and operating expenses	$524,102	$493,675
Operating loss	(524,102)	(493,675)

Interest income - investments held in Trust Account	3,028,941	26,765
Other income	3,028,941	26,765
Income (loss) before income tax	2,504,839	(466,910)
Income tax expense	(625,578)	-
Net income (loss)	$1,879,261	$(466,910)
Class A common stock - weighted average shares outstanding, basic and diluted	27,600,000	27,600,000
Class A common stock - basic and diluted net income (loss) per share	$0.05	$(0.01)
Class B common stock - weighted average shares outstanding, basic and diluted	6,900,000	6,900,000
Class B common stock - basic and diluted net income (loss) per share	$0.05	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2023 and 2022

	Class B Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital		Equity
Balance, December 31, 2022	6,900,000	$690	$-	$2,035,850	$2,036,540
Remeasurement of Class A Common Stock to redemption value	-	-	-	(2,353,363)	(2,353,363)
Net income	-	-	-	1,879,261	1,879,261
Balance, March 31, 2023	6,900,000	$690	$-	$1,561,748	$1,562,438

	Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance, December 31, 2021	6,900,000	$690	$-	$(6,245,863)	$(6,245,173)
Net loss	-	-	-	(466,910)	(466,910)
Balance, March 31, 2022	6,900,000	$690	$-	$(6,712,773)	$(6,712,083)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Cash flows from operating activities:
Net income (loss)	$1,879,261	$(466,910)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Trust assets	(3,028,941)	(26,765)
Changes in operating assets and liabilities:
Prepaid expenses	59,374	99,275
Income taxes payable	713,420	-
Deferred income taxes	(87,842)	-
Accrued expenses	(53,026)	32,844
Net cash used in operating activities	(517,754)	(361,556)

Cash flows from investment activities:
Withdrawal from Trust Account for tax	361,466	-
Net cash used in investing activities	361,466	-

Net change in cash	(156,288)	(361,556)
Cash at beginning of period	1,342,435	2,579,658
Cash at end of period	$1,186,147	$2,218,102

Non-cash financing activities:
Remeasurement of Class A common stock subject to possible redemption	$2,353,363	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

PROOF Acquisition Corp I (the “Company”) was incorporated in Delaware on March 16, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (collectively, the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had limited operations and no operating revenues. All activity for the period from March 16, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management agreed to place an amount equal to $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants (or $10.30 or $10.40 per Unit sold in case we extend the period of time available for us to complete a Business Combination to September 3, 2023 or December 3, 2023, respectively), in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, plus any pro rata interest then in the Trust Account, net of taxes payable. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination, and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The re-measurement will be treated as an adjustment to adjust the temporary equity to the redemption amount. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

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

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares (and Public Shares with respect to our Sponsor and officers and directors of the Company) held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 7) held in the Trust Account and, as a result, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of a distribution in liquidation, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share following the closing of this offering, or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $1.2 million in its operating bank account and working capital of approximately $100,000.

The Company’s liquidity needs up to March 31, 2023 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan under the promissory note from the Sponsor of approximately $110,000 (the “Note”) (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on December 6, 2021.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2023 and for the three months ended March 31, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. Cash was $1,186,147 and $1,342,435 as of March 31, 2023 and December 31, 2022, respectively.

Investments held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2023 and December 31, 2022, the Company had $288,249,255 and $285,581,779, respectively, in investments held in the Trust Account.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Offering costs of $15,623,739 consist principally of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees payable and $443,739 of other offering costs. The deferred underwriting commission liability was reduced to $0 in 2022 as the underwriter resigned and withdrew its right to the deferred underwriting fees (see Note 6).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Our effective tax rate was 25.0% and 0% for the three months ended March 31, 2023 and 2022, respectively.  The effective tax rate differs from the statutory tax rate of 21.0% for the three months ended March 31, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the shares of Class A common stock subject to possible redemption in the amount of $286,802,382 and $284,449,019 are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets at March 31, 2023 and December 31, 2022. The increase of $2,353,363 during the three months ended March 31, 2023 in the Class A common stock subject to possible redemption is a remeasurement adjustment to the redemption value. There was no change in temporary equity during the three months ended March 31, 2022.

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

Net Income (Loss) per Common Share

The Company has two classes of common stock, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented. Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. The following table reflects the calculation of basic and diluted net income (loss) per common share for the three months ended March 31, 2023 and 2022 (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income (loss)	$1,503,409	$375,852	$(373,528)	$(93,382)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000

Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account.

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

NOTE 3 - INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 - PRIVATE PLACEMENTS

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

NOTE 5 - RELATED PARTIES

Founder Shares

On March 31, 2021, the Sponsor received 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for a May 4, 2021 payment of $25,000. Subsequently, on November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares on that date. In connection with the closing of the Initial Public Offering and the sale of the Private Placement Warrants, the Company cancelled 460,000 Founder Shares held by the Sponsor and reissued the shares to parties unaffiliated with the Sponsor. All share amounts retroactively restated to account for the share split.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign, or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note - Related Party

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

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Fees related to this arrangement were $30,000 for the three months ended March 31, 2023 and 2022, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022 there was no amount outstanding under the Working Capital Loans.

Consulting Agreement

A member of the Board of Directors had a written consulting agreement with the Company to provide consulting services related to the Company’s business combination efforts which terminated on December 3, 2022. This agreement was approved by the Board of Directors. Expenses incurred for the three months ended March 31, 2023 and 2022 were $0 and $18,755, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

In addition, the underwriter was entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate.The deferred fee would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement and the trust agreement, but due to proposed SEC regulations imposing potential liability on the underwriter of an initial public offering for a blank check company upon its subsequent initial Business Combination, the underwriter has ended its relationships with most special purpose acquisition companies it helped take public, including the Company, and has waived its deferred underwriting fees.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 70,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding (excluding 27,600,000 recorded as temporary equity).

Class B Common Stock - The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares on that date. As of March 31, 2023 and December 31, 2022, there were 6,900,000 shares of Class B common stock issued and outstanding, of which the Sponsor held 6,440.000 shares.

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

Warrants - As of March 31, 2023 and December 31, 2022, there were 13,800,000 Public Warrants and 13,800,000 Private Placement Warrants outstanding.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 - Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $10.00 - Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

NOTE 8 - CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 70,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 27,600,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

As of March 31, 2023, Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Class A common stock subject to possible redemption at December 31, 2022	$284,449,019
Re-measurement of carrying value to redemption value	2,353,363
Class A common stock subject to possible redemption at March 31, 2023	$286,802,382

There were no changes to Class A common stock subject to redemption during the three months ended March 31, 2022.

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities held in the Trust Account	1	$288,249,255	$285,581,779

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 10 - SUBSEQUENT EVENTS

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

Results of Operations

We have engaged in limited operations and have not generated any operating revenues to date. All activity for the period from March 16, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the Initial Public Offering, which is described below, and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We do not expect to generate any operating revenues until the completion of our initial Business Combination. We will generate non-operating income in the form of interest income from the amount deposited in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial Business Combination, we expect to incur increased expenses as a result of being a public company, including legal, financial reporting, accounting, and auditing compliance expenses, as well as for due diligence and other expenses related to locating an initial Business Combination target and consummating the initial Business Combination.

For the three months ended March 31, 2023, we had net income of approximately $1,879,261 which consisted of approximately $3,028,941 of interest income on investments held in the Trust Account, partially offset by operating costs of $524,102 and income tax expense of $625,578.

For the three months ended March 31, 2022, we had net loss of approximately $466,910 which consisted primarily of formation and operational costs.

Liquidity and Capital Resources

As of March 31, 2023, we had approximately $288,249,255 in cash currently held in the Trust Account and $1,186,147 in cash that can be used for working capital.

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

Administrative Services Agreement

We entered into an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, and secretarial and administrative services provided to members of our management team. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 of such fees for the three months ended March 31, 2023 and 2022, respectively.

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

Class A common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 27,600,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Net Income (Loss) Per Share of Common Stock

The Company has two classes of common stock, Class A and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 29,026,000, of the Company’s Class A common stock in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for agreements and management reporting controls. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we plan to enhance these processes to better evaluate our application of the complex accounting standards that apply to our financial statements, particularly with respect to vendor contracts. As part of this enhanced process, we plan to implement an updated internal control policy providing for increased clarity regarding roles, responsibilities and verification procedures and increased communication among our personnel and third party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As of March 31, 2023, to the knowledge of our management, there was no material litigation, arbitration, or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2022, as amended, filed with the SEC on February 27, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, other than the below, there have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2022, as amended, filed with the SEC on February 27, 2023. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares, in connection with a Business Combination or other shareholder vote pursuant to which shareholders would have a right to submit their shares for redemption.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in 2023. We currently are not expecting the IRA to have a material adverse impact to our financial statements.

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

PROOF ACQUISITION CORP I

May 9, 2023	By:	/s/ John C. Backus, Jr.
		Name:	John C. Backus, Jr.
		Title:	Chief Executive Officer
(Principal Executive Officer)

May 9, 2023	By:	/s/ Steven P. Mullins
		Name:	Steven P. Mullins
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)