Form 10-Q/A
period 2023-06-30
PROOF Acquisition Corp I
filed 2023-09-01
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of September 1, 2023, the Registrant had 6,443,098 shares of its Class A common stock, $0.0001 par value per share, and 6,900,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the Amendment”) amends the Quarterly Report on Form 10-Q of PROOF Acquisition Corp I (the “Company,” “we,” “our” or “us”), as filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2023 (the “Original Filing”). This Amendment includes adjustments that had been made to the Company’s financial statements to account for operating expenses for the quarterly period ended June 30, 2022, specifically expenses for directors and officers liability insurance, that were not included in the Company’s Original Filing but that had previously been restated in Note 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2023.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

PROOF ACQUISITION CORP I

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PROOF ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Current assets:
Cash	$2,029,532	$1,342,435
Prepaid expenses	263,271	467,021
Total current assets	2,292,803	1,809,456
Investments held in Trust	68,615,845	285,581,779
Total Assets	$70,908,648	$287,391,235

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	357,328	132,417
Excise tax payable	2,209,958	-
Income tax payable	1,852,353	455,833
Total current liabilities	4,419,639	588,250
Deferred income taxes	59,640	317,426
Total Liabilities	4,479,279	905,676

Commitments and contingencies (Note 5)

Temporary Equity:
Class A common stock subject to possible redemption; $0.0001 par value; 6,443,098 and 27,600,000 shares at redemption value of $10.59 and $10.31 at June 30, 2023 and December 31, 2022, respectively	68,217,016	284,449,019

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 70,000,000 shares authorized; none issued and outstanding (excluding 6,443,098 and 27,600,000 at June 30, 2023 and December 31, 2022, respectively, shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
(Accumulated Deficit) Retained earnings	(1,788,337)	2,035,850
Total Stockholders’ (Deficit) Equity	(1,787,647)	2,036,540
Total Liabilities, Temporary Equity and Stockholders’ (Deficit) Equity	$70,908,648	$287,391,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022

Formation and operating expenses	$698,927	$499,429
Operating loss	(698,927)	(499,429)

Interest income - investments held in Trust Account	2,482,403	373,148
Other income	2,482,403	373,148
Income (loss) before income tax	1,783,476	(126,281)
Income tax expense	(513,156)	(29,860)
Net income (loss)	$1,270,320	$(156,141)
Class A common stock - weighted average shares outstanding, basic and diluted	17,835,276	27,600,000
Class A common stock - basic and diluted net income (loss) per share	$0.05	$—
Class B common stock - weighted average shares outstanding, basic and diluted	6,900,000	6,900,000
Class B common stock - basic and diluted net income (loss) per share	$0.05	$—

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Formation and operating expenses	$1,223,029	$993,103
Operating loss	(1,223,029)	(993,103)

Interest income - investments held in Trust Account	5,511,344	399,913
Other income	5,511,344	399,913

Income (loss) before income tax	4,288,315	(593,189)
Income tax expense	(1,138,734)	(29,860)
Net income (loss)	$3,149,581	$(623,050)
Class A common stock - weighted average shares outstanding, basic and diluted	22,690,664	27,600,000
Class A common stock - basic and diluted net income (loss) per share	$0.11	$(0.02)
Class B common stock - weighted average shares outstanding, basic and diluted	6,900,000	6,900,000
Class B common stock - basic and diluted net income (loss) per share	$0.11	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three and Six Months Ended June 30, 2023 and 2022

	Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	6,900,000	$690	$—	$2,035,850	$2,036,540
Remeasurement of Class A Common Stock to redemption value	—	—	—	(2,353,363)	(2,353,363)
Net income	—	—	—	1,879,261	1,879,261
Balance, March 31, 2023	6,900,000	690	—	1,561,748	1,562,438
Excise tax on Class A Common Stock redemptions	—	—	—	(2,209,958)	(2,209,958)
Remeasurement of Class A Common Stock to redemption value	—	—	—	(2,410,447)	(2,410,447)
Net income	—	—	—	1,270,320	1,270,320
Balance, June 30, 2023	6,900,000	$690	$—	$(1,788,337)	$(1,787,647)

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2021	6,900,000	$690	$—	$(6,245,863)	$(6,245,173)
Net loss	—	—	—	(466,910)	(466,910)
Balance, March 31, 2022	6,900,000	690	—	(6,712,773)	(6,712,083)
Remeasurement of Class A Common Stock to redemption value	—	—	—	(141,596)	(141,596)
Net loss	—	—	—	(156,141)	(156,141)
Balance, June 30, 2022	6,900,000	$690	$—	$(7,010,509)	$(7,009,819)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$3,149,581	$(623,050)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Trust assets	(5,511,344)	(399,913)
Changes in operating assets and liabilities:
Prepaid expenses	203,750	252,062
Income taxes payable	1,254,447	—
Deferred income taxes	(115,713)	—
Accrued expenses	224,911	55,953
Net cash used in operating activities	(794,368)	(714,948)

Cash flows from investing activities:
Deposit into Trust Account for extension	(480,000)	—
Withdrawal from Trust Account for redemptions	220,995,813	—
Withdrawal from Trust Account for working capital and tax	1,961,465	—
Net cash provided by investing activities	222,477,278	—

Cash flows from financing activities:
Trust redemptions	(220,995,813)	—
Net cash used in financing activities	(220,995,813)	—

Net change in cash	687,097	(714,948)
Cash at beginning of period	1,342,435	2,579,658
Cash at end of period	$2,029,532	$1,864,710

Non-cash financing activities:
Excise tax on redemption of Class A common stock subject to possible redemption	$2,209,958	$—
Remeasurement of Class A common stock subject to possible redemption	$4,763,810	$141,596

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

The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on November 30, 2021. On December 3, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $276,000,000, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 15,226,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement transaction to PROOF Acquisition Sponsor I, LLC (the “Sponsor”) and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (“BlackRock”).

Following the closing of the Initial Public Offering on December 3, 2021, an amount of $281,520,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement (as defined in Note 5) was placed in the Trust Account. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs related to the IPO amounted to $15,623,739 consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees payable (which was originally held in a Trust Account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”)) and $443,739 of other offering costs. These costs were charged to additional paid-in capital upon completion of the Initial Public Offering. The deferred underwriting commission liability was reduced to $0 in 2022 as the underwriter resigned and withdrew its right to the deferred underwriting fees (see Note 8).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management agreed to place an amount equal to $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares (and Public Shares with respect to our Sponsor and officers and directors of the Company) held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Completion Window (as defined in the Amended and Restated Certificate of Incorporation of the Company) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

On May 19, 2023, the Company convened a Special Meeting. The shareholders of the Company approved proposals to amend the Certificate of Incorporation (the “Extension Amendment Proposal”) and to amend the Trust Agreement (the “Trust Agreement Amendment Proposal”) to extend the date by which the Company must consummate a Business Combination from June 3, 2023 to September 3, 2023, or to October 3, November 3, or December 3, 2023, as applicable, if the Company deposits additional $160,000 in the Trust Account for each one-month extension of the end of the Completion Window.

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

If the Company has not completed a Business Combination within 21 months (or up to 24 months, if applicable) from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Completion Window.

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 8) held in the Trust Account and, as a result, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of a distribution in liquidation, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00.

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

The Company’s liquidity needs up to June 30, 2023 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan under the promissory note from the Sponsor of approximately $110,000 (the “Note”) (see Note 7) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on December 6, 2021.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 3, 2023 (unless extended to October 3, November 3, or December 3, 2023, as applicable) to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline in accordance with the terms of its Certificate of Incorporation, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

This Amendment includes adjustments that had been made to the Company’s financial statements to account for operating expenses for the quarterly period ended June 30, 2022, specifically expenses for directors and officers liability insurance, that were not included in the Company’s Original Filing.
The following tables summarize the effect of the previous restatement on each financial statement line item as of the dates, and for the period, indicated:

	As previously reported	Adjustments	As restated
Statement of changes in stockholders’ deficit for the six months ended June 30, 2022
Net loss	(905,058)	282,008	(623,050)
Accumulated Deficit - June 30, 2022	(7,292,517)	282,008	(7,010,509)
Total Stockholders’ Deficit	(7,291,827)	282,008	(7,009,819)

Statement of operations for the three months ended June 30, 2022
Formation and operating cost	619,518	(120,089)	499,429
Operating loss	619,518	(120,089)	499,429
Loss before income tax	(246,370)	120,089	(126,281)
Net loss	(276,230)	120,089	(156,141)
Class A common stock - basic and diluted net loss per share	(0.01)	0.01	—
Class B common stock - basic and diluted net loss per share	(0.01)	0.01	—

Statement of operations for the six months ended June 30, 2022
Formation and operating cost	1,275,111	(282,008)	993,103
Operating loss	1,275,111	(282,008)	993,103
Loss before income tax	(875,197)	282,008	(593,189)
Net loss	(905,058)	282,008	(623,050)
Class A common stock - basic and diluted net loss per share	(0.03)	0.01	(0.02)
Class B common stock - basic and diluted net loss per share	(0.03)	0.01	(0.02)

Statement of cash flows for the six months ended June 30, 2022
Net loss	(905,058)	282,008	(623,050)
Change in prepaid expenses	534,070	(282,008)	252,062

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	For the Three Months		For the Three Months
	Ended June 30, 2023		Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income (loss)	$915,959	$354,361	$(124,913)	$(31,228)
Denominator:
Basic and diluted weighted average shares outstanding	17,835,276	6,900,000	27,600,000	6,900,000

Basic and diluted net income (loss) per share	$0.05	$0.05	$—	$—

	For the Six Months		For the Six Months
	Ended June 30, 2023		Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income (loss)	$2,415,156	$734,425	$(498,440)	$(124,610)
Denominator:
Basic and diluted weighted average shares outstanding	22,690,664	6,900,000	27,600,000	6,900,000

Basic and diluted net income (loss) per share	$0.11	$0.11	$(0.02)	$(0.02)

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

NOTE 4 - INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5 - PRIVATE PLACEMENTS

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

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 6 - RELATED PARTIES

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

NOTE 9 - CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

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

NOTE 10 - FAIR VALUE MEASUREMENTS

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

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date these financial statements were issued. Based upon this review the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

On July 21, 2023, the PROOF.vc SPV, the Sponsor, and holders of then-outstanding convertible notes of Volato, Inc. (“Volato”) entered into an agreement with Volato whereby Volato issued and sold an aggregate of $10,000,000 of its Series A-1 Preferred Stock to the PROOF.vc SPV and the Sponsor.

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

References in this report (“Quarterly Report”) to “we,” “us” or the “Company” refer to PROOF Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to PROOF Acquisition Sponsor I, LLC, a Delaware limited liability company. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings and elsewhere in this report.

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

For the three months ended June 30, 2022, we had a net loss of $156,141 which consisted of formation and operational costs of $499,492 partially offset by interest income on the Trust assets of $373,148 and income tax expense of $29,860.

For the six months ended June 30, 2022, we had net loss of approximately $623,050 which consisted of formation and operational costs of $993,103 partially offset by interest income on the Trust assets of $399,913 and income tax expense of $29,860.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q/A. There has been no material change in the planned use of the proceeds from our Initial Public Offering and private placement as is described in the Company’s final prospectus related to the Initial Public Offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROOF ACQUISITION CORP I

September 1, 2023	By:	/s/ John C. Backus, Jr.
	Name:	John C. Backus, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

September 1, 2023	By:	/s/ Steven P. Mullins
	Name:	Steven P. Mullins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)