Form 10-Q
period 2023-09-30
PROOF Acquisition Corp I
filed 2023-11-14
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 14, 2023, the Registrant had 6,443,098 shares of its Class A common stock, $0.0001 par value per share, and 6,900,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

PROOF ACQUISITION CORP I
FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022 (audited)	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		34

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROOF ACQUISITION CORP I
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Current assets:
Cash	$489,590	$1,342,435
Prepaid expenses	123,334	467,021
Total current assets	612,924	1,809,456
Investments held in Trust	69,830,544	285,581,779
Total Assets	$70,443,468	$287,391,235

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	1,286,564	132,417
Excise tax payable	2,209,958	-
Income tax payable	2,028,472	455,833
Total current liabilities	5,524,994	588,250
Deferred income taxes	62,441	317,426
Total Liabilities	5,587,435	905,676

Commitments and contingencies (Note 6)

Temporary Equity:
Class A common stock subject to possible redemption; $0.0001 par value; 6,443,098 and 27,600,000 shares at redemption value of $10.74 and $10.31 at September 30, 2023 and December 31, 2022, respectively	69,209,295	284,449,019

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 70,000,000 shares authorized; none issued and outstanding (excluding 6,443,098 and 27,600,000 at September 30, 2023 and December 31, 2022, respectively, shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	690	690
(Accumulated Deficit) Retained earnings	(4,353,952)	2,035,850
Total Stockholders’ (Deficit) Equity	(4,353,262)	2,036,540
Total Liabilities, Temporary Equity and Stockholders’ (Deficit) Equity	$70,443,468	$287,391,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022

Formation and operating expenses	$2,289,115	$362,596
Operating loss	(2,289,115)	(362,596)

Interest income - investments held in Trust Account	894,699	756,823
Other income	894,699	756,823
(Loss) income before income tax	(1,394,416)	394,227
Income tax expense	(178,920)	(146,608)
Net (loss) income	$(1,573,336)	$247,619
Class A common stock - weighted average shares outstanding, basic and diluted	6,443,098	27,600,000
Class A common stock - basic and diluted net (loss) income per share	$(0.12)	$0.01
Class B common stock - weighted average shares outstanding, basic and diluted	6,900,000	6,900,000
Class B common stock - basic and diluted net (loss) income per share	$(0.12)	$0.01

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Formation and operating expenses	$3,512,144	$1,355,699
Operating loss	(3,512,144)	(1,355,699)

Interest income - investments held in Trust Account	6,406,043	1,156,737
Other income	6,406,043	1,156,737

Income (loss) before income tax	2,893,899	(198,962)
Income tax expense	(1,317,654)	(176,468)
Net income (loss)	$1,576,245	$(375,430)
Class A common stock - weighted average shares outstanding, basic and diluted	17,215,294	27,600,000
Class A common stock - basic and diluted net income (loss) per share	$0.07	$(0.01)
Class B common stock - weighted average shares outstanding, basic and diluted	6,900,000	6,900,000
Class B common stock - basic and diluted net income (loss) per share	$0.07	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three and Nine Months Ended September 30, 2023 and 2022

	Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	6,900,000	$690	$-	$2,035,850	$2,036,540
Remeasurement of Class A Common Stock to redemption value	-	-	-	(2,353,363)	(2,353,363)
Net income	-	-	-	1,879,261	1,879,261
Balance, March 31, 2023	6,900,000	690	-	1,561,748	1,562,438
Excise tax on Class A Common Stock redemptions	-	-	-	(2,209,958)	(2,209,958)
Remeasurement of Class A Common Stock to redemption value	-	-	-	(2,410,447)	(2,410,447)
Net income	-	-	-	1,270,320	1,270,320
Balance, June 30, 2023	6,900,000	690	$-	(1,788,337)	(1,787,647)
Remeasurement of Class A Common Stock to redemption value	-	-	-	(992,279)	(992,279)
Net loss	-	-	-	(1,573,336)	(1,573,336)
Balance, September 30, 2023	6,900,000	$690	$-	$(4,353,952)	$(4,353,262)

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2021	6,900,000	$690	$-	$(6,245,863)	$(6,245,173)
Net loss	-	-	-	(466,910)	(466,910)
Balance, March 31, 2022	6,900,000	690	-	(6,712,773)	(6,712,083)
Remeasurement of Class A Common Stock to redemption value	-	-	-	(141,596)	(141,596)
Net loss	-	-	-	(156,141)	(156,141)
Balance, June 30, 2022	6,900,000	690	$-	(7,010,509)	(7,009,819)
Remeasurement of Class A Common Stock to redemption value	-	-	-	(530,355)	(530,355)
Net income	-	-	-	247,619	247,619
Balance, September 30, 2022	6,900,000	$690	$-	$(7,293,245)	$(7,292,555)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROOF ACQUISITION CORP I
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net income (loss)	$1,576,245	$(375,430)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Trust assets	(6,406,043)	(1,156,737)
Changes in operating assets and liabilities:
Prepaid expenses	343,687	402,450
Income taxes payable	1,572,639	-
Deferred income taxes	(254,985)	-
Accrued expenses	1,154,147	71,926
Net cash used in operating activities	(2,014,310)	(1,057,791)

Cash flows from investing activities:
Deposit into Trust Account for extension	(800,000)	-
Withdrawal from Trust Account for redemptions	220,995,813	-
Withdrawal from Trust Account for tax	1,961,465	-
Net cash provided by investing activities	222,157,278	-

Cash flows from financing activities:
Trust redemptions	(220,995,813)	-
Net cash used in financing activities	(220,995,813)	-

Net change in cash	(852,845)	(1,057,791)
Cash at beginning of period	1,342,435	2,579,658
Cash at end of period	$489,590	$1,521,867

Non-cash financing activities:
Excise tax on redemption of Class A common stock subject to possible redemption	$2,209,958	$-
Remeasurement of Class A common stock subject to possible redemption	$5,756,089	$671,951

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

As of September 30, 2023, the Company had limited operations and no operating revenues. All activity for the period from March 16, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Merger Consideration

As consideration for the business combination, Volato shareholders collectively will be entitled to receive, in the aggregate, a number of shares of Class A Common Stock with an aggregate value equal to (x) $190,000,000, plus (y) the sum of the aggregate exercise prices of all vested Volato Options (as defined in the Business Combination Agreement) as of immediately prior to the effective time of the business combination (the “Effective Time”), plus (z) the aggregate amount of any Volato private equity financing of up to $60,000,000 (collectively, the “Private Financing”), if and to the extent consummated prior to closing under the Business Combination Agreement (the “Closing”) in accordance with the terms of the Business Combination Agreement. In connection with the Private Financing, on July 21, 2023, Volato entered into a Series A Preferred Stock Purchase Agreement by and among (i) Volato, (ii) one or more co-investment vehicles managed by the investment advisor of PROOF.vc (“PROOF.vc SPV”) the PROOF.vc SPV, (iii) the Sponsor, and (iv) the holders of then-outstanding Series CN-001 and Series CN-0002 convertible promissory notes  of Volato (the “Convertible Notes”), whereby Volato issued $10,000,000 of Series A-1 Preferred Stock (the “Series A-1 Preferred Stock”) at a price of $10 per share to the PROOF.vc SPV and the Sponsor. On September 1, 2023 and October 25, 2023, the PROOF.vc SPV purchased an additional 205,000 shares and 180,000 shares of Series A-1 Preferred Stock, respectively, at a purchase price of $10 per share on the same terms as the issuance of the $10,000,000 of Series A-1 Preferred Stock.

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

In connection with approval of the Extension Amendment Proposal and the Trust Agreement Amendment Proposal, the Company deposited $480,000 in the Trust Account in connection with the exercise of the first three-month extension of the end of the Completion Window to September 3, 2023. Additionally, subsequent to September 30, 2023, the Company deposited an aggregate of $480,000 in the Trust Account in connection with the exercise of the three one-month extensions of the end of the Completion Window to December 3, 2023.

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

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 6) held in the Trust Account and, as a result, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of a distribution in liquidation, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had $489,590 in its operating bank account and a working capital deficit of approximately $4.9 million.

The Company’s liquidity needs up to September 30, 2023 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan under the promissory note from the Sponsor of approximately $110,000 (the “Note”) (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note from the Sponsor was repaid in full on December 6, 2021.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 3, 2023, to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline in accordance with the terms of its Certificate of Incorporation, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, as well as the war commenced on October 7, 2023 by Hamas in its incursion into Israel, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2023 and its results of operations and cash flows for the three and nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022. Cash was $489,590 and $1,342,435 as of September 30, 2023 and December 31, 2022, respectively.

Investments held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2023 and December 31, 2022, the Company had $69,830,544 and $285,581,779, respectively, in investments held in the Trust Account.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s effective tax rate was (12.8)% and 37.2% for the three months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was 45.5% and (88.7)% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three and nine months ended September 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the shares of Class A common stock subject to possible redemption in the amount of $69,209,295 and $284,449,019 are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets at September 30, 2023 and December 31, 2022. The increases of $992,279 and $5,756,089 during the three and nine months ended September 30, 2023, respectively, in the Class A common stock subject to possible redemption is a remeasurement adjustment to the redemption value. The increases of $530,355 and $671,951 during the three and nine months ended September 30, 2022, respectively, in the Class A common stock subject to possible redemption is a remeasurement adjustment to the redemption value.

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

Net Income (Loss) per Common Share

The Company has two classes of common stock, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented. Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. The following table reflects the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2023 and 2022 (in dollars, except per share amounts):

	For the Three Months		For the Three Months
	Ended September 30, 2023		Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net (loss) income	$(759,731)	$(813,605)	$198,095	$49,524
Denominator:
Basic and diluted weighted average shares outstanding	6,443,098	6,900,000	27,600,000	6,900,000

Basic and diluted net (loss) income per share	$(0.12)	$(0.12)	$0.01	$0.01

	For the Nine Months		For the Nine Months
	Ended September 30, 2023		Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income (loss)	$1,125,241	$451,004	$(300,344)	$(75,086)
Denominator:
Basic and diluted weighted average shares outstanding	17,215,294	6,900,000	27,600,000	6,900,000

Basic and diluted net income (loss) per share	$0.07	$0.07	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on this account.

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

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Fees related to this arrangement were $30,000 for the three months ended September 30, 2023 and 2022, respectively, and $90,000 for the nine months ended September 30, 2023 and 2022, respectively. Effective November 15, 2023, the parties have agreed to terminate the administrative support agreement without any further obligations of the parties.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022 there was no amount outstanding under the Working Capital Loans.

Consulting Agreement

A member of the Board of Directors had a written consulting agreement with the Company to provide consulting services related to the Company’s business combination efforts which terminated on December 3, 2022. This agreement was approved by the Board of Directors. Expenses incurred for the three and nine months ended September 30, 2023 and 2022 were $0 and $16,668 and $0 and $35,423, respectively.

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

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 70,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding (excluding 6,443,098 and 27,600,000, respectively, recorded as temporary equity).

Class B Common Stock - The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On November 30, 2021, the Company effected a 1.2:1 stock split for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate number of 6,900,000 Founder Shares on that date. As of September 30, 2023 and December 31, 2022, there were 6,900,000 shares of Class B common stock issued and outstanding, of which the Sponsor held 6,440,000 shares.

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

Warrants - As of September 30, 2023 and December 31, 2022, there were 13,800,000 Public Warrants and 15,226,000 Private Placement Warrants outstanding.

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

NOTE 8 - CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 70,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 6,443,098 and 27,600,000 shares, respectively, of Class A common stock outstanding, all of which were subject to possible redemption.

As of September 30, 2023, Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Class A common stock subject to possible redemption at December 31, 2022	$284,449,019
Re-measurement of carrying value to redemption value	2,353,363
Class A common stock subject to possible redemption at March 31, 2023	286,802,382
Re-measurement of carrying value to redemption value	1,930,447
Extension deposit	480,000
Redemption	(220,995,813)
Class A common stock subject to possible redemption at June 30, 2023	68,217,016
Re-measurement of carrying value to redemption value	632,279
Extension deposit	360,000
Class A common stock subject to possible redemption at September 30, 2023	$69,209,295

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	September 30, 2023	December 31, 2022
Assets:
Marketable securities held in the Trust Account	1	$69,830,544	$285,581,779

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date these financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except for the following events:

Extension Payment
Subsequent to September 30, 2023, the Company deposited an aggregate of $480,000 in the Trust Account in connection with the exercise of the three one-month extensions of the end of the Completion Window to December 3, 2023.

Administrative Services Agreement
We entered into an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, and secretarial and administrative services provided to members of our management team. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 of such fees for the three months ended September 30, 2023 and 2022, respectively. We incurred $90,000 of such fees for the nine months ended September 30, 2023 and 2022, respectively. Effective November 15, 2023, the parties have agreed to terminate the administrative support agreement without any further obligations of the parties.

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

Results of Operations

We have engaged in limited operations and have not generated any operating revenues to date. All activity for the period from March 16, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the Initial Public Offering, which is described below, and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We do not expect to generate any operating revenues until the completion of our initial Business Combination. We will generate non-operating income in the form of interest income from the amount deposited in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial Business Combination, we expect to incur increased expenses as a result of being a public company, including legal, financial reporting, accounting, and auditing compliance expenses, as well as for due diligence and other expenses related to locating an initial Business Combination target and consummating the initial Business Combination.

For the three months ended September 30, 2023, we had a net loss of $1,573,336 which consisted of operating costs of $2,289,115 and income tax expense of $178,920, partially offset by interest income on investments held in the Trust Account of $894,699.

For the nine months ended September 30, 2023, we had net income of $1,576,245 which consisted of $6,406,043 of interest income on investments held in the Trust Account, partially offset by operating costs of $3,512,144 and income tax expense of $1,317,654.

For the three months ended September 30, 2022, we had net income of $247,619 which consisted of interest income on the Trust assets of $756,823 partially offset by formation and operational costs of $362,596 and income tax expense of $146,608.

For the nine months ended September 30, 2022, we had net loss of $375,430 which consisted of formation and operational costs of $1,355,699 and income tax expense of $176,468 partially offset by interest income on the Trust assets of $1,156,737.

Liquidity and Capital Resources

As of September 30, 2023, we had $69,830,544 in cash currently held in the Trust Account and $489,590 in cash that can be used for working capital.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, as well as the war commenced on October 7, 2023 by Hamas in its incursion into Israel, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Services Agreement

We entered into an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, and secretarial and administrative services provided to members of our management team. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 of such fees for the three months ended September 30, 2023 and 2022, respectively. We incurred $90,000 of such fees for the nine months ended September 30, 2023 and 2022, respectively. Effective November 15, 2023, the parties have agreed to terminate the administrative support agreement without any further obligations of the parties.

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

Class A common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 6,443,098 and 27,600,000 shares, respectively, of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Net Income (Loss) Per Share of Common Stock

The Company has two classes of common stock, Class A and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 29,026,000, of the Company’s Class A common stock in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2023 and 2022. Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for agreements and management reporting controls. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As of September 30, 2023, to the knowledge of our management, there was no material litigation, arbitration, or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

PROOF ACQUISITION CORP I

November 14, 2023	By:	/s/ John C. Backus, Jr.
	Name:	John C. Backus, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 14, 2023	By:	/s/ Steven P. Mullins
	Name:	Steven P. Mullins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)