Form 10-K
period 2023-12-31
Volato Group, Inc.
filed 2024-03-26
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                to
Commission File Number 001-41104
VOLATO GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	4522	86-2707040
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
1954 Airport Road, Suite 124
Chamblee, GA 30341
Telephone: 844-399-8998
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Class A Common stock, $0.0001 par value per share	SOAR	NYSE American LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	SOAR.WS	NYSE American LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐         No ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $68,103,546 based on the closing sale price as reported on the NYSE American LLC. As of March 20, 2024 there were 29,251,629 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be delivered to shareholders in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

VOLATO GROUP, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward- looking statements may appear throughout this report, including the following sections: “Business” (Part I, Item 1 of this Form 10- K), “Risk Factors” (Part I, Item 1A of this Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10- K). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward -looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe certain risks and uncertainties that could cause actual results and events to differ materially in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10 -K). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I
ITEM 1. BUSINESS
Overview
Our mission is to empower people to live their best lives while creating more time for the rest of their lives by providing convenient and high-quality travel services. Through our focus on the development of proprietary technology and evolution of aircraft ownership and use models, combined with our commitment to an exceptional customer experience using the “Right Aircraft for the Mission,” we are able to achieve a more efficient private jet experience, without sacrificing luxury.

Our History

Volato Group, Inc. (“Volato Group” “we” or “us”) is a private aviation company founded in January 2021. That year, we entered the private jet charter and fractional ownership market with our Part 135 HondaJet ownership program, taking delivery of our first jet in August 2021 and completing our first Part 135 charter flight in October of 2021. The HondaJet is manufactured by Honda Aircraft Company (“Honda”). We took delivery of three HondaJets in 2021. In 2022, we continued to build our fleet of HondaJets. In March 2022, we acquired Gulf Coast Aviation, Inc., owner of G C Aviation, Inc., a Texas entity and Part 135 air carrier certificate holder. This acquisition added personnel and facilities to support managed aircraft, sales, maintenance, and other operational functions. Also in March 2022, we placed orders for four Gulfstream G280s for delivery in 2024 and 2025. In August of 2022, we launched the Volato Stretch jet card, a differentiated jet card product that provides flight credits for customer itinerary flexibility. In December of 2022, we signed a letter of intent for a multi-year fleet purchase of HondaJets with Honda. In January 2023, we launched our automated dynamic pricing tool for the general charter market. In March of 2023, we introduced the Insider Program, a deposit program for our charter services featuring HondaJet pricing caps in certain geographical areas. In May 2023, we executed a firm order with Honda for 23 HondaJets to be delivered from 2023 through 2025.
On December 1, 2023, Volato, Inc., a Georgia corporation (“Volato”), PROOF Acquisition Corp I, a Delaware corporation (“PACI”) and PACI Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of PACI (“Merger Sub”), consummated the previously announced Business Combination Agreement, dated August 1, 2023 (the “Business Combination Agreement”). Pursuant to the terms of the Business Combination Agreement, a business combination between PACI and Volato was effected through the merger of Merger Sub with and into Volato, with Volato surviving the merger as a wholly-owned subsidiary of PACI (the “Business Combination,” and together with the other transactions contemplated by the Business Combination Agreement and the other agreements contemplated thereby, the “Transactions”). In connection with the consummation of the Business Combination (the “Closing”), PACI changed its name to “Volato Group, Inc.”.

Our Core Values
We are creating a culture of service, not just limited to interactions with our customers. Our senior leadership team has implemented a structured management training program based on the Scaling Up framework and informed by our core values. Our culture focuses on five core values:
1.Improve yourself and those around you. Embrace opportunities to teach and discover. Lead with encouragement and praise.
2.Listen with intent. Be engaged and curious while seeking to understand others.
3.Have positive interactions. Strengthen relationships by being humble and approachable
4.Be transparent. Foster an environment of trust and lasting relationships.
5.Contribute and commit. Embrace the conflict of ideas. Participate and then fully support the decision.

The Private Aviation Industry: Our Opportunity
The private aviation industry is large, resilient and growing. In 2022, private aviation was a $29.0 billion-dollar market globally, and was forecasted to grow to $38.0 billion in 20294. Private aviation has traditionally served high net worth individuals and corporate customers, flying on a combination of owned and chartered aircraft. In the United States, the market for private aircraft sales and charter totaled $25.1 billion in 20215. However, aircraft sales and private charter services are distinct markets, and our programs are designed to address both. We sell aircraft to participants in our aircraft ownership program, and those aircraft are leased back to our air carrier subsidiary for providing charter services to both owners and the general charter market. In this way, we build our fleet, and owners enjoy charter access to that fleet, rather than just the owners’ individual aircraft. These are standard features of a functional aircraft program. Uniquely, our aircraft ownership program provides revenue share and guaranteed availability to owners, coupled with higher utilization and efficiency rates.
1.https://www.fortunebusinessinsights.com/industry-reports/business-jet-market-101585
2.https://www.statista.com/statistics/1171101/charter-market-size-united-states/

The following factors are driving growth across the private aviation industry:
•The number of high-net-worth potential customers is growing. This growth has resulted in an increased demand for exclusive and personalized travel experiences. According to the Global Wealth Report conducted by Credit Suisse, as of the end of 2021 there were 24.48 million U.S. millionaires. This number is expected to rise by 13% to 27.66 by 20266. According to Forbes, the number of U.S. billionaires rose from 724 in 20217 to 735 in 20238.
•The market of potential private flyers is under-penetrated. According to the New York Times, referencing a study from McKinsey & Company, there are 100,000 regular private jet fliers in the United States, out of some 1.5 million people who could afford to charter a plane9. The private jet market remains under-penetrated. We believe factors like a superior owner and customer experience will add to the well-recognized benefits of increased productivity and convenience that private flying offers, in drawing new demand.
•Highly regulated industry creates barriers to entry. The private aviation market is complex and highly regulated, presenting barriers to scaling, therefore reducing competition, and decreasing price sensitivity. The industry is also subject to significant regulatory oversight by numerous federal agencies. However, Volato’s business model fits well within this regulatory environment.
•Commercial airline service is declining. North American passenger satisfaction with commercial aviation is in decline across all three segments—first/business, premium economy, and economy/basic economy—down more than 29 points from 2021 to 791 (on a 1,000-point scale)10 11. Passengers are responding negatively to increases in cost, flight crew performance, passenger loads, delays, and communication.
•The COVID-19 pandemic increased exposure to private aviation. This led to more people experimenting with private aviation, increasing engagement with the category. This was fueled by a lack of access to commercial travel, increased passenger sensitivity to traveling with unknown passengers, mask mandates, and general delays. We expect interest in private aviation to continue to grow, with changes in how people work and live in a post-COVID pandemic environment bolstering foundational demand.
•New business models are introducing more people to the benefits of flying private. Semi-private carriers are introducing a new category of fliers to the benefits of private travel. These carriers provide access to smaller airports, offer reduced travel time, avoid checkpoints, and enable a less stressful customer experience12.
•Static industry with little innovation presents opportunities. A lack of innovation in the industry has contributed to low asset utilization, poor operational and commercial technology, high operational complexity, and antiquated commercial practices, all of which stifle efficiency and scalability. This leads to a lack of downward pressure on prices. Through Volato’s unique business model, Volato believes there are significant opportunities to take advantage of the growth in the market and its current lack of innovation, low customer satisfaction and underutilization. Volato believes it has the understanding, knowledge, experience, and capability to effectively address these market opportunities.
Our Solution
We are committed to prioritizing the satisfaction of our customers in an efficient and sustainable manner. We strive to achieve this by utilizing innovative business models and technology to deliver a service that maximizes fleet utilization and profitability and improves customer satisfaction.
3.Credit Suisse Global Wealth Report 2022, Page 40, Table 1 (https://www.credituisse.com/media/assets/corporate/docs/aboutus/ research/publications/global-wealth-report-2022-en.pdf)
4.Forbes’ 35th Annual World’s Billionaires List: Facts And Figures 2021 (https://www.forbes.com/sites/kerryadolan/2021/04/06/forbes-35thnnual-worlds-billionaires-list-facts-and-f
5.Forbes Billionaires 2023: The Richest People In The World dated August 9, 2023 (https://www.forbes.com/sites/chasewithorn/2023/04/04/ forbes-37th-annual-worlds-billionaires-list-facts-and-figures-2023)
6.www.nytimes.com/2021/10/01/your-money/private-jets-demand.html
7.https://www.jdpower.com/business/press-releases/2021-north-america-airline-satisfaction-study
8.https://www.jdpower.com/business/press-releases/2023-north-america-airline-satisfaction-study
9.https://www.forbes.com/sites/suzannerowankelleher/2022/08/01/amid-airport-chaos-semi-private-jet-travel-emerges-ashegoldilocks- option/?sh=5abb9e8a11c7

Our private aviation offerings are designed with the goal of delivering exceptional value to our customers. We achieve this by employing a strategy with objective and measurable performance metrics.
One of our key strategies is the “Right Plane for Right Mission” approach. We have developed a core fleet of HondaJets that covers what management believes is the majority of private aviation missions in the markets in which we serve. These missions generally involve up to four passengers and distances of less than 1,000 nautical miles. We believe the HondaJet provides a best-in-class cabin experience, while also maintaining competitive operating costs. We also place great importance on developing strong, positive relationships with Honda.
The following are certain benefits of the HondaJet that we believe make it the ideal aircraft for our fleet:
•The HondaJet is a revolutionary aircraft that combines superior performance, comfort, and efficiency. Its innovative design features include a unique over-the-wing engine mount, natural laminar flow wing, and advanced flight deck technology.
•The HondaJet’s compact size and superior performance make it ideal for business and personal travel, with a range of up to 1,400 nautical miles and a top speed of 422 knots. Its spacious cabin comfortably seats up to six passengers and offers a range of amenities, including a fully enclosed lavatory and Wi-Fi connectivity.
•The HondaJet’s advanced safety features include an all-glass cockpit with state-of-the-art avionics, automatic stability augmentation system, and enhanced flight vision system, making it one of the safest and most advanced light jets on the market.
We believe in maintaining an alignment of economic interests with our aircraft owners. Through our program’s unique revenue sharing feature, we empower aircraft owners to share in eligible revenue generated from charter flights on their aircraft while maintaining preferred-rate access for their own flights on our fleet. This, together with our proprietary software, allows us the flexibility needed to maximize fleet utilization.
To further maximize fleet utilization, we have developed a suite of products that target underserved market segments. This commercial approach to fleet utilization allows us to offer a more comprehensive range of services to our customers, while also increasing our profitability.
Our business model has three main components: 1) our unique aircraft sales and ownership program, 2) our aircraft management services, and 3) our revenue from charter flights which includes owner flights, deposit product flights, and wholesale/retail charter flights. The aircraft ownership program is an asset-lite model whereby we sell each fleet aircraft to a limited liability company. The LLC, owned by third-party owners, leases the aircraft back to us for management and charter operation on behalf of the LLC under 14 C.F.R. Part 135. Each program participant separately contracts with us for charter on our HondaJet fleet on preferred terms, generally including a set monthly management fee and preferred charter rates. For our second business model component, we provide aircraft management services to existing aircraft owners and help them monetize their aircraft through third-party charter activities. Finally, our commercial services generate demand for both the aircraft ownership program fleet and managed aircraft fleet through the operation of retail deposit programs and retail charter as well as wholesale charter through brokers.
Volato Aircraft Ownership Program – An Innovative Approach to Shared Aircraft Ownership
Traditional fractional private aviation programs have typically been operated under 14 C.F.R. Subpart 91K, where fractional owners receive a block of entitled hours relative to the size of their fractional interest in the aircraft. An industry standard assumes 800 occupied flight hours is equal to a full interest, meaning a 1/8th share would be recommended for an owner looking at 100 hours of annual usage.
We believe there are several disadvantages with this traditional model that can negatively impact the fractional owner:
•Does not provide the primary benefits of full aircraft ownership. Key benefits of owning an aircraft are the same basic “bundle of rights” that come along with ownership of any property, including the rights of possession, control, and enjoyment. In a traditional fractional model, the owner must sacrifice both control over how much it flies as well as enjoyment of revenue generated from the asset.
•Hard for customers to forecast flight usage needs across multi-year programs. Entitled hour programs require fractional owners to commit to an annual usage level for the length of the program. It is challenging for owners to forecast this accurately resulting in either owners overflying and requiring additional hours that may not be available or only available at substantially increased prices, or under flying and the program being more expensive than originally forecast.
•Depreciation is only applicable for a percentage of flights deemed business use. Many traditional fractional program owners who use their program for a mix of business and leisure travel are often disappointed to learn they may only be eligible for bonus depreciation on the percentage of their total usage that is deemed business use, and the leisure portion is not eligible. Additionally, if an aircraft owner’s use is primarily personal, no depreciation is available.
•Lack of transparency into aircraft flight operations. In the traditional program, fractional owners are often not provided detail into their aircraft’s flight operations, and it is generally not transparent how the aircraft is used or monetized outside of the fractional owner’s usage or if any of the owners benefit from that associated revenue generation.
•Fractional Owners traditionally accept operational control of their flights and the liability and risk associated with operational control. Traditional fractional ownership programs require their owners to execute an acknowledgment of operational control, where the fractional owner agrees to accept liability and risk associated with their flights operated under 14 C.F.R. Part 91(K).
Our solution provides an innovative and more financially viable model. Our program is a more versatile and operationally efficient version of aircraft ownership that provides key benefits of full aircraft ownership to the program participants. The program was designed to be more financially efficient by focusing on maximizing aircraft flight utilization while better aligning the interests of aircraft owners and us. The program participants are building our fleet, secured on a long-term basis at a lower cost of capital than leasing or acquiring aircraft, with lower risk, as we only pay revenue share based on usage rather than a flat monthly rate. Our revenue share payments to the LLCs that own the aircraft may reduce the pressure fractional owners often feel to fly a certain number of hours in a contract year. As a result, we may generate additional capacity on the fleet for non-owner flights.
•Fractional owners participate in aircraft revenue share. Our program participants enjoy a revenue share from eligible Volato revenue flights. The revenue share is a set contracted amount per eligible occupied revenue-generating flight hour and is calculated and remitted monthly to each aircraft holding SPE, which then distributes on a pro-rata basis to its members, the aircraft owners.
•Unlimited flight hours regardless of fractional size. By decoupling ownership and usage, and removing the concept of entitled hours, our HondaJet fractional owners can fly unlimited hours under the terms of the owner’s individual contracts with our air carrier subsidiary. A 1/16th owner can fly as much or as little as they wish and is not limited by the size of their share.
•Favorable tax treatment for owners. Due to the unique nature of our aircraft ownership structure, our owners may be eligible for depreciation of their aircraft asset through their respective Plane Co LLC interests.
•Our unique program benefits influence purchase decision. Traditional programs with entitled flight hours require customers to factor in anticipated flight hours into their fractional program purchase decisions. In contrast, we believe our owners are basing their purchase decisions based on anticipated flight usage and their personal financial situation. Our owners may buy a larger share based on their individual tax profile and depreciation benefits, or the larger revenue share they wish to receive as owners of larger shares enjoy preferential hourly rates and receive a larger revenue share based on the percentage of the owned aircraft.
•Transparency into Flight Operations. Our software innovations allow for more transparency into its flight operations by providing program participants detailed information on their aircraft’s commercial activities and maintenance status.

•Transfer of Operational Control and Management. Under 14 C.F.R. Part 135, we assume operational control of aircraft we operate by way of a lease, which transfers responsibility for aircraft management and liability arising from the operation of the aircraft by us. In contrast, under Part 91K fractional programs, the owners retain operational control of the aircraft and have potential liability exposure related to the aircraft operations.
Our Current Fleet
Together with the benefits of HondaJets, we are focused on bringing efficiencies to the private aviation market, eliminating unnecessary and expensive unused capacity from private flights.
The traditional route to cost reduction in private aviation has been either single-pilot operations or deploying turboprop aircraft instead of jets. These methods are logical; single-pilot operations save on personnel costs, and turboprop aircraft are cheaper to operate. However, both measures have inherent downsides. Single-pilot operations have safety implications due to increased pilot workload, while turboprops are generally slower and noisier than jet aircraft.
Recognizing the gap in the market for an economically efficient but uncompromised private jet experience, we have not adopted these conventional cost-cutting measures. Instead, we are focusing on building a fleet of jet aircraft that meets the needs of our customers and is properly gauged for the majority of private aviation flights in the markets we serve.
The above concepts were central when considering and selecting aircraft for our fleet and unique business model. Our fleet is primarily composed of the HondaJet HA-420, a jet in the Very Light Jet market segment, that is best suited for flights of four or fewer passengers and under three hours or 1,000 nautical miles. Compared to the Phenom 300, we believe the HondaJet offers multiple advantages:
•Superior Operating Efficiency. The HondaJet’s design and performance profile means it is not just less expensive to operate but also matches the fuel economy of a turboprop, maintaining the speed and quietness of a jet without incurring extra fuel costs. This efficient operation enables us to offer cost savings to customers while preserving the jet experience.
•Superior Cabin Experience. The over-the-wing engine mount design of the HondaJet decreases cabin noise, thus enhancing passenger comfort. Despite its smaller size, it provides a comfortable cabin and a larger luggage compartment compared to other jets in its category.
•No Compromise. While the HondaJet HA-420 is rated for single-pilot operations, all of our HondaJet commercial passenger flights are operated with two pilots. This staffing includes safety and service benefits for our customers, while offering a more cost-effective solution.
Aircraft Ownership Program Revenue Streams
Our Aircraft Ownership Program has 3 revenue streams that are long-term (5-year contract), recurring in nature and predictable, which together provide a high level of revenue visibility for the business.
•Aircraft Sales Revenue. We sell aircraft to the LLCs, and the aircraft are subject to a 5-year leaseback to us. We believe that if we deliver on our brand and product promise then we should see a substantial renewal rate by program participants when the lease expires.
•Monthly Management Fee. Program participants under our traditional pricing structure pay a set monthly management fee, which is subject to an annual increase. Holders of smaller sizes (i.e., 1/8th and 1/16th) pay a premium. Program participants under our low-use pricing structure do not pay a monthly management fee but pay a premium for their usage. This revenue is included in “aircraft management revenue” in our MD&A.
•Charter Flight Revenue. Program participants may book flights on the HondaJet fleet at preferential hourly rates. Repositioning fees are waived for owner flights departing within an estimated two-hour flight time from select our bases. Fuel is separately charged to the owner at our blended cost. The total flight charge is invoiced after the flight is completed and the revenue is included in “charter flight revenue” as in our MD&A.
Commercial Strategy – Optimizing Fleet Utilization
We are developing commercial capabilities in the light jet market segment with our HondaJet fleet through a multi-channel, segmented product and pricing approach.
Under our ownership program, owners have guaranteed availability to our aircraft on an unlimited basis. When owners are not flying, we have an opportunity to sell capacity that would otherwise remain unused as charter flights (“Charter”), which is a non-guaranteed availability offering. At all times, we maintain operational control over our aircraft (i.e., we assign aircraft to and accept flights at our discretion), without requiring any aircraft owner approval. This provides us with the ability to schedule flights efficiently.
We take advantage of this Charter opportunity with dynamic pricing offered through a variety of options available simultaneously to our flight deposit program and general retail and wholesale customers. We use a proprietary pricing tool to adjust pricing for any given flight based on factors such as forecasted demand, available aircraft, and booking dates. In contrast, it is typical in private aviation for pricing to be set at fixed hourly rates that do not vary.
Through inventory management and pricing practices, we can offer Charter customers access to our fleet, depending upon demand and other criteria we set. While we do not guarantee availability for any Charter customer at any time, we also do not require any long-term commitment or block access to our fleet during peak demand periods.
Revenue Streams from Fleet Optimization
All of the revenue described below in revenue streams from fleet optimization is included in “aircraft usage revenue” in Volato Group’s MD&A.
Deposit Products
We have created a complementary set of products with differentiable attributes beyond price. For the HondaJet floating fleet, our service network for all Charter services is presently focused on domestic operations with limited access to Mexico, Canada, and the Caribbean. Pricing for flight services on all Charter quotes, though determined dynamically, is fixed at the time of quoting.
Volato Insider
We introduced a deposit-based program in March 2023 to reduce the inefficiencies of booking and paying on a trip-by-trip basis while rewarding larger deposit customers with capped rates for HondaJet flights in certain geographical zones. Deposit customers pay the lower of the then-current general charter rate or the capped rate. Larger deposits in the program receive capped pricing in larger geographical zones. Insider deposit customers have preferred access for charter requests over general charter, and the program is fully refundable for any unused balances during the term of the agreement, but are not refundable after the term of the agreement, except any incentive credits customers may have received.
Volato Stretch Jet Card
Launched in 2022, the Volato Stretch jet card is designed for price-conscious customers with high schedule flexibility. We may make changes to itineraries under this program and compensate customers for eligible changes with non-cash credits towards future flights. Unused balances may be refunded during the term of the agreement, but are not refundable after the term of the agreement; incentive credits are not refundable.
Charter
Charter currently comprises approximately 40% of our revenue flight hours. However, our strategy is to build our deposit program customer base, and reduce general Charter. General Charter helps us increase our fleet utilization by filling in capacity remaining after the aircraft ownership program or deposit program customer flights. To improve our general Charter capabilities, we are working on proprietary software to improve our quoting, pricing, and scheduling processes. These capabilities are designed to improve the customer booking experience and increase the speed of transactions.
Volato Aircraft Management Services
Volato Aircraft Management Services (the “Volato AMS”) is a full-service management and charter operator line of business within Volato Group. Under Volato AMS, owner aircraft are managed by and leased to Volato Group for both owner flights and third-party charter flights under our FAA Air Carrier Certificate, or managed by us for the owner’s exclusive use. The benefits to the wider organization of the Volato AMS division include having additional aircraft which can be used by us for occasional charter capacity and for last-minute relief flights when our charter fleet planes become unavailable for scheduled flights. Some aircraft also provide additional capabilities such as larger cabins and range. By increasing the total aircraft available to us for Charter, Volato AMS also helps unlock economies of scale to the benefit of Volato Group and its aircraft ownership program participants.

The Volato AMS managed fleet includes a range of different aircraft that were primarily inherited as part of the Gulf Coast Aviation acquisition in March 2022. Going forward the key focus is airframes which are part of our core fleet, currently HondaJets.
Volato AMS currently manages six aircraft on the FAA Air Carrier Certificate and one airplane is managed solely for owner use and is not on the Certificate.
Revenue Streams for Volato AMS
The two sources of revenue are aircraft management fees and Charter revenue sharing. Aircraft management fees which are included in managed aircraft revenue in our MD&A are paid by aircraft owners to Volato AMS and include all operating expenses for the aircraft: maintenance, crew hiring and management, flight operations, dispatch, hangar, fuel, cleaning, insurance, and aircraft Charter marketing. Volato AMS typically receives 15% of the revenue per Charter trip and revenue from these charter trips are included in “charter flight revenue” in our MD&A.
Software Strategy
Following a thorough examination of off-the-shelf flight management systems, we identified that none could fully meet our current and projected needs. Consequently, in September 2022, we made the decision to develop a custom flight management and marketing platform to meet our specific requirements.
Our cloud-based software, Mission Control, is a modern, API-first solution for the management of our business. Mission Control provides a wide range of features, including Avinode data integration and synchronization, an internal/external-facing Charter pricing tool, and a Broker Rewards program, a voluntary program through which we pay a commission to third-party individual Charter brokers for eligible flights purchased through the brokers. Our software also offers an Empty Leg Marketing module, which provides daily deals to customers, increasing their opportunities to save on Charter flights.
Mission Control's reporting dashboards provide real-time insights into daily Charter sales, fleet performance, and select key performance indicators (“KPIs”). The platform's crew and aircraft scheduling tools enable the management of aircraft ownership, monthly flight hours, and owner flight activity. The fleet map feature provides an interactive display of our entire fleet, allowing us to track aircraft locations in real-time via an ADS-B data provider.
Our Aircraft Owner Database feature includes a customer relations management tool, meet and greet alerts, an auto-generated weekly email newsletter, and automated billing and invoicing functionality. The platform's Customer Flight Reviews feature, which includes Net Promotor Score metrics, allows us to collect valuable feedback from customers and make informed business decisions.
Our software solution improves transparency, operational efficiency, scalability, and customer satisfaction. Additionally, it enhances our financial performance, by streamlining our flight management processes and reducing manual workloads.
Real-time updates to KPI dashboards and alert notifications, delivered over multiple communication channels and through multiple visualizations enable swift decision-making and greater oversight across our operations.

Figure: Flight reviews are output to a Microsoft Teams channel that is open to the entire company.	Figure: Aggregate NPS scores displayed in our proprietary Volato MissionControl application.

One of our core aims is to improve customer satisfaction by enabling real-time interactions across our entire enterprise. Our platform enables greater transparency and visibility for our customers with the opportunity to follow their journey and receive updates at every stage. This enables us to reduce customer complaints, boost retention rates, and enhance our reputation in the market.

Figure: Enhancing transparency by sending an automated weekly email to aircraft ownership program participants about their asset’s performance over time.
Figure: Volato Mission Control Aircraft Dashboard

Additionally, our proprietary software solutions enhance marketing capabilities by exposing features of the platform to potential customers, including charter brokers and retail customers which we believe will increase charter sales and create greater brand exposure.

Figure: Our proprietary instant-pricing system and e-signature platform reduces overhead while providing customers with improved service.
Currently, our reservation/flight operation team enters flight reservations, schedules, invoices, and quotes into a third-party system. This data is, in turn, imported into Volato Mission Control in near-real time.
Figure: Mission Control Flight Scheduling
With Mission Control, we have access to a sophisticated tool for managing our business, providing real-time access to essential data, streamlining operations, and enhancing the customer experience. Our software is designed to drive our productivity, resulting in reduced costs, and increased operational efficiency and revenue.

Social Impact Initiatives
As a growing company, we have an opportunity to build an aviation company for tomorrow. Our business model, fleet, people, and culture have all been influenced by our awareness of our social impact and place as a good corporate citizen in our community.
We prioritize environmental responsibility and operate a fleet of efficient aircraft. Lower fuel burn and operating costs are key selection criterion in evaluating prospective airframes for our fleet. Aircraft that match these criteria, in addition to being financially efficient, reduce the carbon footprint. We believe that sustainability is a critical aspect of our business and offset 100% of the CO2 generated by our HondaJet core fleet’s flight operations (which excludes any HondaJets that are managed by us) through our participation in the 4AIR offset program by purchasing carbon offsets for all fuel used by the fleet; however, we cannot provide assurance that such 4AIR offset program will achieve its stated goal. Although we do not perform any independent monitoring, 4AIR’s carbon offset program is quantified and verified by several leading carbon offset registries which issue serial numbers to us for each retirement of the carbon offset. Through this offset program, we are actively taking steps to reduce our impact on the environment.
We also strongly believe in creating a diverse, equitable, and inclusive workplace that values and celebrates all employees. We recognize the importance of promoting diversity in the aviation industry, and as of 15 April 2023, we actively support organizations such as Women in Aviation, the Organization of Black Aerospace Professionals, National Gay Pilot Association, Latino Pilots Association, Professional Asian Pilots Association, and the U.S. Military.
We invest in our employees and provide a range of competitive benefits. We offer comprehensive healthcare including dental and vision, a matching 401k program, paid time off, life insurance, and short-term disability. We invest in our team through training and mentorship.
Our commitment to sustainability and diversity is just one aspect of our overall mission to provide the best possible experience for our customers. By prioritizing the needs of our employees, we are able to create a positive and welcoming environment that translates into an exceptional aviation experience for all our clients. We are dedicated to setting high standards and providing our customers with a truly exceptional experience.
Flight Operations
Within our organization, we have a dedicated Flight Operations team that is responsible for the safety and efficiency of our aviation operations. This team is comprised of various sub-teams, including our Safety team, Operations Control Center (OCC), Experience Concierge (EC), maintenance team, aircraft management team, and training team.
Our safety team is tasked with implementing and maintaining our safety standards in all aspects of our operations. They continuously monitor and evaluate our safety protocols, with an emphasis on applying industry best practices and regulatory compliance.
The Operations Control Center (OCC) team is responsible for overseeing and managing our daily operations. They monitor flights, manage schedules, and make real-time decisions to support flight operations.
Our Experience Concierge (EC) team focuses on providing our aircraft ownership program, jet card, and charter deposit program customers with a first-class travel experience. They work closely with these customers to understand their needs and preferences, and EC’s goal is to deliver seamless and enjoyable travel experiences. Volato’s hospitality-oriented Experience Concierge account management team is central to our focus on Customer Experience (CX). This is the reason why our HondaJet fleet aircraft have the tail signifier of “CX”.
The maintenance team is responsible for maintaining the airworthiness of our aircraft. They conduct regular inspections, repairs, and maintenance to keep our aircraft in condition and meeting required safety standards. They also work with our maintenance program vendors to schedule third-party maintenance.
Our aircraft management team is responsible for overseeing the overall management and operations of our aircraft fleet. They work closely with our maintenance team to keep our aircraft ready to operate on schedule.
Finally, our training team is responsible for training our pilots and other staff members. They also continuously monitor and evaluate our training programs.
Our Flight Operations staff is located in numerous states in the U.S., including locations in all continental time zones. While many of our employees work remote-first, we have concentrated groups of personnel in the Houston, Texas and

Saint Augustine, Florida areas. Our pilots are not “home-based” like traditional airlines/fractional jet operators, allowing them to work from any U.S. state and travel to their assigned aircraft at the start of their scheduled work rotation. This approach provides significant advantages over legacy physical operations centers, as it allows us to operate more efficiently and effectively and increase recruiting opportunities, while also reducing our environmental footprint.
Air Carrier Operations
We provide our passenger air carrier services through G C Aviation, Inc. d/b/a Volato, a wholly-owned subsidiary and Part 135 certificate entity. G C Aviation is our exclusive Part 135 operator and provides flight services, aircraft management, private aircraft charter services, and maintenance support.
Safety
At Volato Group, we pride ourselves on our commitment to safety. We believe that safety is not only a fundamental aspect of our organizational culture, but also a cornerstone of the aviation industry. As such, we view compliance with the Federal Aviation Administration (FAA) regulations as merely the baseline for our safety commitment.
To further reinforce our dedication to safety, we have gone above and beyond the minimum FAA requirements by establishing higher safety standards across a range of critical areas such as pilot experience, certification, training, and safety programs. We have implemented Safety Management Systems (SMS) for our air carrier subsidiary that surpasses the FAA regulatory requirements.
Our SMS is a valuable tool for identifying potential hazards, assessing and mitigating risks associated with those hazards, collecting safety data and, most importantly, acting on that data to improve operations. The SMS is managed by our Director of Safety.
One of the key components of our SMS is the Flight Risk Assessment Tool (FRAT), which is used on every flight operated by Volato Group to quantify the flight’s level of risk. Every flight has some level of risk, so the FRAT is important to help distinguish, in advance, between a lower-risk flight and a higher-risk flight. Once identified, higher-risk flights can be assessed for potential mitigation.
Aside from our internal safety management efforts, we are also proud voluntary participants in audits from various third-party safety organizations, including ARGUS and IS-BAO. These audits provide us with an opportunity to have external experts review and enhance the continuous improvement of our SMS.
We believe that our commitment to safety is the cornerstone of our organizational culture. Through our Safety Management Systems and voluntary participation in third-party safety audits, we remain committed to all aspects of safety across our operation.
Volato’s Pilots
All of our commercial passenger flights are operated with two trained and qualified pilots. Our pilot requirements exceed the Federal Aviation Administration's (“FAA”) requirements and training criteria outlined in the Federal Aviation Regulations. Each of our pilots is required to hold an appropriate FAA-required FAA pilot certificate and FAA medical certificate, as well as the necessary type rating for the aircraft they will be flying.
In addition to meeting these essential requirements, our pilot selection process also includes a comprehensive screening process that considers a candidate's professional background, customer service skills, and safety record. This process includes both technical and customer service interviews, allowing us to identify candidates who possess the necessary skills and traits to provide our customers with a superior travel experience.
Once selected, our pilots undergo mandatory advanced aircraft ground and flight training in a full-motion simulator, as well as recurrent training on the relevant aircraft. Through this comprehensive training regimen, our pilots are prepared to handle a challenging situation that may arise during a flight.
Aircraft Maintenance and Repairs
As an aviation company, safety is our utmost priority. We have established a maintenance program that covers all types of maintenance and repairs that occur on different schedules. This includes line maintenance, which involves scheduled maintenance inspections, routine repairs, and unscheduled items as needed. Additionally, we perform scheduled airframe maintenance inspections and engine overhauls at appropriate intervals for any given airframe or engine. Our fleet maintenance is scheduled to prioritize the least disruption and downtime, ending mission proximity to a service center, and compliance with maintenance program requirements. We also conduct unscheduled and “airplane on ground” (“AOG”) repairs as necessary, and as soon as possible, to return the aircraft to service in a timely fashion.
We have two maintenance facilities, one located in St. Augustine, FL and one in Houston, TX. We use third-party maintenance providers to perform substantially all scheduled maintenance work.
Key Vendors
We have contracts with airframe manufacturers to provide parts and maintenance labor for our aircraft at pre-negotiated pricing and rates. Additionally, we have agreements with select airframe and engine manufacturers whereby they provide maintenance services for various aircraft on our certificate. These services are primarily focused on scheduled airframe maintenance inspections, engine inspections, and engine overhauls, in exchange for an hourly rate per flight hour or engine cycle charge.
Furthermore, we have pricing agreements with various fuel providers across the United States, which provide us with pre-negotiated pricing for fuel, as well as handling and facility fees at each location.
We have entered into agreements with a well-known third-party supplier for factory-authorized pilot training, which includes fixed price training slots throughout the year for both initial and recurrent pilot training.
Government Regulation
Primary Domestic Regulators
The subsequent paragraphs provide a brief overview of the roles of some of the most notable domestic regulators relevant to our business operations. It is important to note that this summary is not intended to be comprehensive, as it does not encompass every regulator or rule governed by these regulators.
The Department of Transportation (“DOT”) serves as the primary regulator of economic matters within the aviation industry. Specifically, with respect to our business operations, DOT oversees our subsidiary that operates as an air taxi under Part 298 (14 C.F.R. Part 298, referred to herein as “Part 298”). This includes the economic authority to conduct business as a type of air carrier, as well as consumer protection and insurance requirements applicable to such business.
Furthermore, DOT regulates our advertising and service offering under Part 295 (14 C.F.R. Part 295, referred to herein as “Part 295”). As a statutorily-defined “ticket agent” and “air charter broker” under Part 295, we are subject to DOT jurisdiction in offering and selling our charter programs and in arranging flights on behalf of our customers. In all aspects of our business operations that fall under DOT's purview, we are obligated to comply with its statutory and regulatory authorities to prevent and redress “unfair” or “deceptive” practices. We are also subject to DOT's consumer protection regulations, which cover various areas, such as data reporting, recordkeeping, advertising, ticket sales, and ensuring equal access to air transportation for disabled passengers.
Additionally, DOT enforces U.S. laws governing the citizenship of air carriers. This includes requirements that air carriers be under the actual control of U.S. citizens and satisfy certain other criteria, including having a U.S. citizen as our president/chief executive officer and at least two-thirds of our Board, and other managing officers must be U.S. citizens, and that at least seventy-five percent of our voting stock must be owned and controlled, directly and indirectly, by U.S. citizens. The amount of non-voting stock that may be owned or controlled by non-U.S. citizens is limited as well.
The Federal Aviation Administration (“FAA”) is the primary governing body responsible for overseeing safety matters in the aviation industry. Its regulatory framework encompasses various facets of civil aviation, including the design and manufacture of aircraft and their components, inspection, maintenance, repair and registration of aircraft, as well as the training, licensing, and performance of duties by pilots, flight attendants, and maintenance technicians. The FAA also regulates safety-sensitive personnel for prohibited drug use or alcohol consumption, and oversees the design, construction, and maintenance of runways and airport facilities. Furthermore, the FAA is tasked with managing air traffic control systems and the complex air traffic at busy airport facilities. It certifies and monitors air carriers, establishes Safety Management Systems, promotes voluntary data disclosure systems that aid in enhancing safety, and oversees and controls the operations of air carriers by their accountable managers, directors of operations, and directors of maintenance, among other key personnel.

The FAA's regulatory framework is comprised of several parts found in Title 14 of the U.S. Code of Federal Regulations. For instance, Part 91 contains the general rules for flight safety, while Part 135 contains additional rules that apply to commercial on-demand operations. In the event of a security threat, environmental risk, or other emergency, the FAA holds the power to shut down segments of airspace or even the entire U.S. airspace to civilian use, as demonstrated on September 11, 2001.
As an agency of the Department of Homeland Security (“DHS”), the U.S. Transportation Security Administration (“TSA”) is the primary regulatory body responsible for security matters in the aviation industry. The TSA's oversight extends to standard security programs in use by U.S. airports and air carriers, which cover areas such as flight crew training, passenger identity and screening, security watchlists, and cooperation in threat assessments and responses.
U.S. Customs and Border Protection (“CBP”), also an agency of DHS, plays a crucial role as the primary regulator of customs, immigration, and public health matters affecting the aviation industry. Whenever our air carrier operations involve international flight segments, we are required to provide CBP with advanced disclosure of passenger information, facilitate the inspection of baggage, including prohibited substances or invasive species of plants or animals, and ensure proper disposal of any foreign-originating refuse on the aircraft.
The Environmental Protection Agency (“EPA”) is the primary federal environmental regulator, responsible for promulgating new rules relating to greenhouse emissions from carbon fuels used in aircraft engines in January 2021. These rules are expected to bring about changes in future aircraft engine designs and approvals, leading to a turnover in which engines may remain in use in the coming years. However, this area of regulation remains subject to change based on domestic and international pressures to address the perceived needs of our global environment, making it difficult to predict how these developments might impact our business in the future.
The vast majority of airports where we operate are owned and operated by state and local government entities, which have the right to impose safety, security, and other regulations as long as they do not conflict with federal law.
Airport authorities also have extensive property rights, enabling them to impose conditions on leasing and using airport facilities. The terms on which an airport authority might lease or allow use of its property may be less favorable than customary for real estate transactions outside of an airport environment.
These regulatory authorities possess the power to suspend or revoke our certifications or authorizations, impose monetary fines and other civil penalties, and refer cases for criminal prosecution, which could halt our business and flight operations. These actions may occur with or without an opportunity for us to present our defense before action is taken by the regulator. Even if our position is potentially reasonable, we may not prevail in an appeal because of the regulators' significant discretion and the deference given to their interpretation of the facts and law during the appeal process.
The National Transportation Safety Board (“NTSB”) is an independent agency that is responsible for oversight of aircraft accident investigations. NTSB regulations that govern accident notification are contained in 14 CFR Part 830. NTSB has the authority to issue subpoenas in conjunction with accident investigations. NTSB may elect to delegate accident investigation duties to the FAA.
Privacy and Data Protection
Compliance with laws governing the collection, use, transfer, security, storage, destruction, and other processing of personally identifiable information and other data relating to individuals is important for our business. As our technology platform is an integral part of our operations, adherence to federal, state, local, municipal, and foreign laws and regulations, as well as industry standards, is necessary to enhance the user experience of our mobile application and marketing site relevant to our business.
We receive, collect, store, process, transmit, share, and use personal information, and other customer data, including health information. We also rely on third parties to manage certain aspects of these operations and to receive, collect, store, process, transmit, share, and use such personal information, including payment information. The collection, storage, processing, sharing, use, retention, and security of this information are governed by various laws and regulations.
The California Consumer Privacy Act (“CCPA”) establishes a privacy framework for covered businesses regarding data privacy rights for California residents. Compliance with the CCPA is necessary for businesses to provide certain disclosures to California residents, respond to their requests for disclosures regarding their personal information, and offer them the right to opt out of sales of personal information. The CCPA also provides for severe statutory damages for noncompliance and private rights of action for certain breaches of personal information resulting from a covered business's failure to implement reasonable security procedures and practices. Furthermore, the California Privacy Rights Act, which took effect on January 1, 2023, expands California residents' rights under the CCPA.
Given that we collect personal information from California residents through the air transportation services we have offered in California in the past and direct marketing to California residents for those services, as well as our plans to offer future services in California, we believe that we are subject to compliance with California's privacy laws.
Employees
Our employees are central to our and our customers’ success. As of December 31, 2023, we have 229 employees, including 116 pilots and no part-time employees. In addition, we engage a number of contractors and consultants to supplement our workforce. All full-time employees are located within the United States and fulfill a range of roles, including non-exempt and exempt positions in corporate functions, pilots, and maintenance personnel.
To date, Volato Group and our affiliates have not experienced any work stoppages. Furthermore, none of our employees are currently represented by a labor organization or subject to collective bargaining agreements. Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees and consultants through the granting of stock-based compensation awards.
Facilities
We are a remote-first company, founded during the COVID-19 crisis. Our physical operations are located primarily at three locations: St. Augustine, Florida; Houston, Texas; and Atlanta, Georgia. All our facilities are located on land that is leased from third parties. We believe that these facilities meet our current and future anticipated needs. In addition, primarily for aircraft ownership program participants’ flight pricing, we designate a few other physical locations as operational bases, which may or may not have personnel or facilities, but which our owners are not charged repositioning fees to fly from.
Due to operating a floating fleet, our core fleet of charter aircraft do not return to our facilities or a designated airport each night, but over-night throughout the country based on their flight schedule. Our managed aircraft, which are operated primarily for the benefit of the aircraft owners, typically return to a single, “home” airport, but will occasionally overnight at other airports.
Intellectual Property
Safeguarding our proprietary technology and other intellectual property is important for our business. We employ a combination of strategies, including trademarks, contractual commitments and security procedures to protect our intellectual property. We require our employees and relevant consultants to sign confidentiality agreements and certain third parties to sign nondisclosure agreements. We routinely evaluate our technology development initiatives and branding strategy to identify potential new intellectual property. We have pending U.S. and certain foreign trademark applications, including the “Volato” word mark and Dragonfly design mark.
Presently, we own the Internet domain “flyvolato.com.” The regulation of domain names in the United States is subject to change, and regulatory authorities may create additional top-level domains, appoint additional domain name registrars, or change the prerequisites for holding domain names. As a result, we may not be able to acquire or maintain all domain names that incorporate the name “Volato” or are otherwise relevant to or descriptive of our business.
Although software can be protected by copyright law, we have chosen to rely primarily on trade secret law to protect our proprietary software and have chosen not to register any copyrights in these works. In the United States, copyright law requires registration to bring a claim for infringement and to obtain certain types of remedies. However, even if we decide to register a copyright in our software to bring an infringement action, the remedies and damages available to us for unauthorized use of our software may be limited.
It is important to note that intellectual property laws, contractual commitments, and security procedures provide only limited protection, and our intellectual property rights may be challenged, invalidated, circumvented, infringed upon, or misappropriated. Furthermore, trade secrets, know-how, and other proprietary materials may be independently developed by our competitors or revealed to the public or our competitors, and may no longer provide protection for the related intellectual property.

Additionally, intellectual property laws vary from country to country, and we have not sought trademark registrations in every foreign jurisdiction in which we have or may operate. As a result, we may be unable to protect certain aspects of our brands or other intellectual property in other jurisdictions.

AVAILABLE INFORMATION
Our Internet address is www.flyvolato.com. At our Investor Relations website, www.ir.flyvolato.com, we make available free of charge a variety of information for investors. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, including:
•Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”) at www.sec.gov.
•Information on our business strategies, financial results, and metrics for investors.
•Announcements of investor conferences, speeches, and events at which our executives talk about our product, service, and competitive strategies. Archives of these events are also available.
•Press releases on quarterly earnings, product and service announcements, legal developments, and international news.
•Corporate governance information including our governance guidelines, committee charters, codes of conduct and ethics, and other governance-related policies.
•Other news and announcements that we may post from time to time that investors might find useful or interesting.
•Opportunities to sign up for email alerts to have information pushed in real time.

In addition to our website, the public may read or copy any document we file with the SEC at the SEC’s website, http://www.sec.gov (File No. 001-41104). The information found on our websites is not part of, or incorporated by reference into, this or any other report we file with, or furnish to, the SEC. In addition to these channels, we use social media to communicate to the public. It is possible that the information we post on social media could be deemed to be material to investors. We encourage investors, the media, and others interested in Volato to review the information we post on the social media channels listed on our Investor Relations website.

ITEM 1A. RISK FACTORS
Unless the context otherwise requires, all references in this subsection to “we” and “our” refers to the business the business of Volato Group and our consolidated subsidiaries. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on the business, financial condition, results of operations, cash flows and future prospects of Volato, in which event the market price of the Common Stock of Volato Group could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a limited operating history and history of net losses, and may continue to experience net losses in the future.
You should consider our business and prospects in light of the risks, expenses, and difficulties encountered by companies in their early stage of development. We launched our business on January 7, 2021. Accordingly, we have limited operating history upon which to base an evaluation of our business and prospects.
While we seek to differentiate our private aviation services by using a cost-effective fleet and offering different products to meet customers’ individual needs, including (i) our ownership program, (ii) our potential jet card customers’ ability to purchase a block of flight hours, and (iii) deposit program products, we may not be successful in attracting or retaining customers. Ours Jet Share customers’ ability to earn charter income on unused hours may not be realized by our customers to the extent anticipated, or at all. Even if these benefits are realized as anticipated, our competitors may offer directly competing services or other features that customers find more attractive.
We have experienced significant net losses since our inception and, given our limited operating history and the significant operating and capital expenditures associated with our business plan, it may experience continuing net losses in the future and may never become profitable (as determined by U.S. Generally Accepted Accounting Principles or otherwise). If we achieve profitability, we cannot be certain that it will be able to sustain or increase profitability. To achieve and sustain profitability, we must accomplish numerous objectives, including broadening and stabilizing our sources of revenue and increasing the number of customers that utilize our service. Accomplishing these objectives may require significant capital investments. We cannot assure you that we will be able to achieve these objectives.
Significant reliance on HondaJet and Gulfstream aircraft and parts poses risks to our business and prospects.
As part of our business strategy, we have historically flown HondaJet aircraft and are expanding to fly Gulfstream aircraft. If either Honda Aircraft Company or Gulfstream fails to adequately fulfill our obligations towards us or experiences interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes, or disruption of their supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft and parts, which would adversely affect our revenue and results of operations and could jeopardize our ability to meet the demands of our customers. Although we could choose to operate aircraft of other manufacturers, such a change would involve substantial expense to us and could disrupt our business activities. Additionally, the issuance of FAA or manufacturer directives restricting or prohibiting the use of either HondaJet or Gulfstream aircraft would have a material adverse effect on our business, results of operations, and financial condition.

We may not be able to successfully implement our growth strategies.
Our growth strategies include, among other things, attracting new customers and retaining existing customers, expanding our addressable market by opening up private aviation to customers that have not historically used private aviation services, expanding into new markets and developing adjacent businesses. We face numerous challenges in implementing our growth strategies, including our ability to execute on market, business, product/service and geographic expansions. For example, our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of pilots and other employees. These difficulties may result in the erosion of our brand image, divert the attention of our management and key employees, and impact our financial and operational results.
Our strategies for growth are dependent on, among other things, our ability to expand existing products and services and launch new products and services. Although we may devote significant financial and other resources to the expansion of our products and service offerings, our efforts may not be commercially successful or achieve the desired results. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, market, and sell new or improved products and services in these changing marketplaces. Our inability to successfully implement our growth strategies could have a material adverse effect on our business, financial condition, and results of operations and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.
If we are not able to successfully enter into new markets and services and enhance our existing products and services, our business, financial condition, and results of operations could be adversely affected.
Our growth will depend in part on our ability to successfully enter new markets and offer new services and products. Significant changes to our existing geographic coverage or the introduction of new and unproven markets may require us to obtain and maintain applicable permits, authorizations, or other regulatory approvals. Developing and launching new or expanded locations involves significant risks and uncertainties, including risks related to the reception of such locations by existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such new locations or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast customer demand), and negative publicity in the event such new or enhanced locations are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives may result in operational challenges affecting our business. In addition, developing and launching new or expanded locations may involve significant upfront investment, such as additional marketing and terminal build out, and such expenditures may not generate a return on investment. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain customers. If these new or expanded locations are unsuccessful or fail to attract a sufficient number of customers to be profitable, or we are unable to bring new or expanded locations to market efficiently, our business, financial condition, and results of operations could be adversely affected.
We are exposed to the risk of a decrease in demand for private aviation services.
Our business is concentrated on private aviation services, which are vulnerable to changes in consumer preferences, discretionary spending, and other market changes impacting luxury goods and discretionary purchases. The occurrence of geopolitical events such as war, including the current conflicts in Israel and Ukraine and Israel, terrorism, civil unrest, political instability, environmental or climatic factors, natural disaster, pandemic or epidemic outbreak, public health crisis and general economic conditions may have a significant adverse effect on our business. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability such as the business disruption and related financial impact resulting from the global COVID-19 health crisis. During such periods, our current and future users may choose not to make discretionary purchases or may reduce overall spending on discretionary purchases. These changes could result in reduced consumer demand for air transportation, including our private aviation services, or could shift demand from our private aviation services to other methods of air or ground transportation for which we do not offer a competing service. If we are unable to generate demand or there is a future shift in consumer spending away from private aviation services, our business, financial condition, and results of operations could be adversely affected.
The private aviation industry is subject to competition.
Many of the markets in which we operate are competitive as a result of, among other things, the expansion of existing private aircraft operators, expanding private aircraft ownership, and alternatives such as luxury commercial airline service as well as commercial carriers. We compete against several private aviation operators with different business models, and local and regional private charter operators. Although our business model significantly differs from commercial air carriers, we also compete with commercial air carriers who have larger operations and service areas and fixed routes, as well as access to financial resources not available to us. Factors that affect competition in the private aviation industry include price, reliability, safety, regulations, professional reputation, aircraft availability, equipment and quality, consistency, and ease of service, willingness and ability to serve specific airports or regions, and investment requirements. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. The materialization of any of these risks could adversely affect our business, financial condition, and results of operations.
We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on commercially acceptable terms, or at all.

Our operations are capital intensive, and we require sufficient liquidity levels for our operations and strategic growth plans. We have financed our operations and capital expenditures primarily through private financing rounds, and through financing of aircraft pre-delivery payment obligations. In the future, we could be required to raise capital through public or private financing or other arrangements. This financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Numerous factors may affect our ability to obtain financing or access the capital markets in the future on terms attractive to us, including our liquidity, operating cash flows, and the timing of capital requirements, credit status and any credit ratings assigned to us, market conditions in the private aviation industry, U.S. and global economic conditions, and conditions in the capital markets generally, and the availability of our assets as collateral for future financings. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on commercially acceptable terms, we may not be able to grow our business or respond to competitive pressures and our business, results of operations, and financial condition could be materially adversely affected.
The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business.

We believe that the future success of Volato Group will depend in large part on our ability to retain or attract highly qualified management, and technical and other personnel, particularly pilots and mechanics. We compete against commercial and private aviation operators, including the major U.S. airlines for pilots, mechanics and other skilled labor and some of the airlines may offer wage and benefit packages which exceed ours. As we grow our fleet and/or more pilots approach retirement age, we may be affected by a pilot shortage. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations, and financial condition.
The supply of pilots to the aviation industry is limited and may negatively affect our operations and financial condition. Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations, and financial condition.
Our pilots are subject to stringent pilot qualification, including minimum flight time hour requirements, and training standards (“FAA Qualification Standards”). The existence of these requirements effectively limits the supply of qualified pilot candidates and increases pilot salaries and related labor costs. Additionally, our pilots are subject to strict rest and duty rules to minimize pilot fatigue. This limits the number of types of operations that our pilots can fly. If our attrition rates are higher than our ability to hire and retain replacement pilots, our operations and financial results could be materially and adversely affected. A shortage of pilots would require us to further increase our labor costs, which would result in a material reduction in our results of operations. These requirements also impact pilot scheduling, work hours, and the number of pilots required to be employed for our operations.
In addition, our operations and financial condition may be negatively impacted if we are unable to train pilots in a timely manner. Due to an industry-wide shortage of qualified pilots, driven by the flight hours requirements under the FAA Qualification Standards and attrition resulting from the hiring needs of other industry participants, pilot training timelines have significantly increased and stressed the availability of flight simulators, instructors, and related training equipment. As a result, the training of our pilots may not be accomplished in a cost-efficient manner or in a manner timely enough to support our operational needs.
We may be subject to unionization, work stoppages, slowdowns or increased labor costs, and the unionization of our employees could result in increased labor costs.
Our business is labor-intensive and while our employees are not currently represented by labor unions, we may, in the future, experience union organizing activities by our employees. These union organization activities could lead to work slowdowns or stoppages, which could result in loss of business. In addition, union activity could result in demands that may increase our operating expenses and adversely affect our business, financial condition, results of operations, and competitive position. Any of the different crafts or classes of our crewmembers could unionize at any time, which would require us to negotiate in good faith with the crewmember group’s certified representative concerning a collective bargaining agreement. In addition, we may be subject to disruptions by unions protesting the non-union status of our other crewmembers. Any of these events would be disruptive to our operations and could harm our business.
We are exposed to operational disruptions due to maintenance.
Our fleet requires regular maintenance work, which may cause operational disruption. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized, which could have an adverse impact on our business, financial condition, and results of operations. On occasion, airframe manufacturers or regulatory authorities require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to and impose significant costs on us. Furthermore, delivery of components and parts could take a significant period of time, which could result in delays in our ability to maintain and repair our aircraft. Any delays may pose a risk to our business, financial condition, and results of operations. These risks include the potential need to fly our customers on other operators’ equipment at our expense, which can result in additional costs that may be unpredictable.
Federal, state, and local tax rules can adversely impact our results of operations and financial position.
We are subject to federal, state, and local taxes in the United States. Significant judgment is required in sourcing revenue among various jurisdictions, and in determining the provision for income taxes. We believe our income tax estimates are reasonable, but such estimates assume no changes in current tax rates. In addition, if the Internal Revenue Service or other taxing authority disagrees with a tax position we have taken, as to sourcing, tax rates, or otherwise, and upon final adjudication, we are required to change our position, we could incur additional tax liability, including interest and penalties. These costs and expenses could have a material adverse impact on our financial condition, results of operations, and cash flows. Additionally, the taxability of our offerings is subject to various interpretations within the taxing jurisdictions in which we operate. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of our tax code to our offerings. A conflicting position taken by a state or local taxation authority on the taxability of our offerings could result in additional tax liabilities and could negatively impact our competitive position in that jurisdiction. If we fail to comply with applicable tax laws and regulations, we could suffer civil or criminal penalties in addition to the delinquent tax assessment. To the extent our offerings are or may be determined to be taxable in a given jurisdiction, the jurisdiction may still increase the tax rate assessed on such offerings. The property and gross receipts taxation of a mobile asset business such as aviation also varies widely among U.S. jurisdictions. Volato Group seeks to directly or indirectly pass-through such taxes to our customers. In the event we are not able to pass-through any such taxes, our results of operations, financial condition, and cash flows could be adversely impacted.
We may not realize the tax benefits from our aircraft ownership program.
We offer a Part 135 aircraft ownership program in which owners, through an LLC treated as a partnership for U.S. federal income tax purposes, can receive a revenue share of income from charter flights made by the aircraft as well as deductions for depreciation, including bonus depreciation under Section 168(k) of the IRC. If the aircraft is “listed property” within the meaning of Section 280F of the IRC, the LLC must maintain records to establish that the aircraft is predominantly used in a qualified business use to be eligible for bonus depreciation. We and the LLCs believe our position that the aircraft is not listed property is reasonable. However, the Internal Revenue Service may disagree with this position. If so, the LLC owners will not be able to claim a deduction for bonus depreciation unless the LLC is able to provide adequate substantiation demonstrating that the aircraft is predominantly used in a qualified business use.
In addition, the bonus depreciation deduction provided by Section 168(k) of the IRC for aircraft placed in service after September 27, 2017, and before December 31, 2022 (December 31, 2023, with respect to certain long production property, including certain transportation property) is equal to 100% of the aircraft’s adjusted basis. With respect to aircraft placed in service thereafter, the bonus depreciation deduction phases down 20% per year, thus reducing the tax benefits of participating in our aircraft ownership program. This could result in lower participation in our aircraft ownership programs. Further, Congress could enact legislation that would more quickly eliminate bonus depreciation and the associated tax benefits.
Significant increases in fuel costs could have a material adverse effect on our business, financial condition and results of operations.
Fuel is essential to the operation of our aircraft and to our ability to carry out our transport services. Fuel costs are a key component of the pricing of our charter services. We pass on fuel costs to our customers either directly or indirectly, and so we do not maintain hedging arrangements for the price of fuel. However, increased fuel costs may affect the demand for our charter service. Increases in fuel costs, including as a result of the current conflict in Ukraine and the measures governments and private organizations worldwide have implemented in response thereto, may have a material adverse effect on our business, financial condition, and results of operations.
Some of our business may become dependent on third-party operators to provide flights for our customers. If third-party operators’ flights, which are required to serve a substantial portion of our business, are not available or do not perform adequately, our costs may increase and our business, financial condition, and results of operations could be adversely affected.
While we operate a significant portion of the flights for our customers, we are subject to the risk of not being able to support the charter demand from our customers. We offer unlimited guaranteed charter hour booking, with certain conditions, to those customers who are “owners”, meaning those customers are members of entities that own and lease HondaJet fleet aircraft to us. We are subject to variable and potentially surging demand from owners under these agreements, which could require us to find third-party operators to perform an unknown percentage of these flights. We face the risk of paying high prices for third-party operator flights, as we do not have third-party operator contracts in place. We face the risk that we may not be able to find third-party operators to perform services as needed. Our potential inability to meet customer charter demand could have a material adverse effect on our business. To the extent that we cannot find a third-party operator to provide a flight at the same rate we were charging the owner, we may actually lose money on these third-party flights.
For the year ended December 31, 2022, approximately 1.0% of our flights were fulfilled by third-party aircraft operators on our behalf. We face the risk that this percentage may increase at any time. In addition, where we do rely on third-party operators due to our reliance on third-parties to supplement our capabilities, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed herein, such as the impact of adverse economic conditions and the inability of third-parties to hire or retain skilled personnel, including pilots and mechanics. As the private aviation market grows, we expect competition for third-party aircraft operators to increase. Further, we expect that as competition in the private aviation market grows, the use of exclusive contractual arrangements with third-party aircraft operators, sometimes requiring volume guarantees and prepayments or deposits, may increase. This may require us to purchase or lease additional aircraft that may not be available or require us to incur significant capital or operating expenditures.
If we face problems with any of our third-party service providers, our operations could be adversely affected.
Our reliance upon others to provide essential services on behalf of our operations may limit our ability to control the efficiency and timeliness of contract services. We have entered into agreements with Honda Aircraft Company and third-party contractors to provide various facilities and services required for our operations, including aircraft maintenance, ground facilities, and technology services, and expect to enter into additional similar agreements in the future. In particular, we rely on Honda Aircraft Company and third-party providers for the procurement of replacement parts or to provide component exchange or repair services for our aircraft fleet. Our agreements with Honda Aircraft Company and other service providers are subject to termination after notice. If our third-party service providers terminate their contracts with us, or do not provide timely or consistently high-quality service, we may not be able to replace them in a cost-efficient manner or in a manner timely enough to support our operational needs, which would have a material adverse effect on our business, financial condition, and results of operations.
Our insurance may become too difficult or expensive for us to obtain. Increases in insurance costs or reductions in insurance coverage may materially and adversely impact our results of operations and financial position.
Hazards are inherent in the aviation industry and may result in the loss of life and property, potentially exposing us to substantial liability claims arising from the operation of aircraft. We carry insurance for aviation hull, aviation liability, premises, hangar keepers, war risk, general liability, workers’ compensation, and other insurance customary in the industry in which we operate. We do not currently maintain cyber insurance. There can be no assurance that the insurance we carry will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable costs. Further, we expect our insurance costs to increase as we add locations, increase our fleet and passenger volumes, and expand into new markets. We also anticipate that recent events, such as the conflict in Ukraine and related international sanctions, will lead to industry-wide increases in aviation insurance costs due to the impact of those recent events on the aviation industry. While insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of accidents, as well as the number of insured losses within the aviation and aerospace industries, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. To the extent that our existing insurance carriers are unable or unwilling to provide us with sufficient insurance coverage, and if insurance coverage is not available from another source, our insurance costs may increase, and we may result in being in breach of regulatory requirements or contractual arrangements requiring that specific insurance be maintained, which will have a material adverse effect on our business, financial condition, and results of operations.

If our efforts to continue to build our strong brand identity and achieve high member satisfaction and loyalty are not successful, we may not be able to attract or retain customers, and our operating results may be adversely affected.
We must continue to build and maintain a strong brand identity for our products and services, which have expanded over time. We believe that a strong brand identity will continue to be important in attracting customers. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract customers will be adversely affected. From time to time, our customers may express dissatisfaction with our products and services, in part due to factors that could be outside of our control, such as the timing and availability of aircraft and service interruptions driven by prevailing political, regulatory, or natural conditions. To the extent dissatisfaction with our products and services is widespread or not adequately addressed, our brand may be adversely impacted, and our ability to attract and retain customers may be adversely affected. With respect to our planned expansion into additional markets, we will also need to establish our brand, and to the extent it is not successful, our business in new markets would be adversely impacted.
Any failure to offer high-quality customer support may harm our relationships with our customers and could adversely affect our reputation, brand, business, financial condition, and results of operations.
Through our marketing, advertising, and communications with our customers, we set the tone for the brand as aspirational but also within reach. We strive to create high levels of customer satisfaction through the experience provided by our team and representatives. The ease and reliability of our services, including our ability to provide high-quality customer support, helps us attract and retain customers. Customers depend on our team to resolve any issues relating to our products and services, such as scheduling changes and other updates to trip details and assistance with certain billing matters. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled employees who can support our customers and are sufficiently knowledgeable about our product and services. As we continue to grow our business and improve our platform, we will face challenges related to providing quality support at an increased scale. Any failure to provide efficient customer support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition, and results of operations.
Our business is affected by factors beyond our control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; natural disasters; adverse weather conditions, such as hurricanes or blizzards; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; or the outbreak of disease; any of which could have a material adverse effect on our business, results of operations, and financial condition.
Factors that cause flight delays frustrate passengers and increase operating costs and decrease revenues, which in turn could adversely affect profitability. In the United States, the federal government singularly controls all U.S. airspace, and aviation operators are completely dependent on the FAA to operate that airspace in a safe, efficient, and affordable manner. The future expansion of our business into international markets would result in a greater degree of interaction with the regulatory authorities of the foreign countries in which we may operate. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. In addition, there have been proposals before Congress that could potentially lead to the privatization of the United States’ air traffic control system, which could adversely affect our business. Further, implementation of the Next Generation Air Transport System by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs.
Adverse weather conditions and natural disasters, such as hurricanes, winter snowstorms, or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security, or other factors may affect us to a greater degree than our competitors who may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations, and financial condition to a greater degree than other air carriers. Any general reduction in passenger traffic could have a material adverse effect on our business, results of operations, and financial condition.
Our business is primarily focused on certain targeted geographic markets, making us vulnerable to risks associated with having geographically concentrated operations.
Our customer base is currently concentrated in the southeastern, southwestern, and southcentral regions of the United States. As a result, our business, financial condition, and results of operations are susceptible to regional economic downturns and other regional factors, including natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints, and regulatory conditions or other circumstances in each of these metropolitan areas. A significant service interruption or disruption at a terminal where we have a significant flight volume could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations, and financial condition. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business, financial condition, and operating results.
The operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.
The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures, and collisions, which may result in loss of life, personal injury, or damage to property and equipment. We may experience accidents in the future. These risks could endanger the safety of our customers, our personnel, third parties, equipment, cargo and other property (both Volato Group’s and that of third parties), as well as the environment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions (including potential grounding of our fleet and suspension or revocation of our operating authorities), and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with an aircraft we operate or charter, we could be held liable for resulting damages, which may involve claims from injured passengers and survivors of deceased passengers. There can be no assurance that the amount of our insurance coverage available in the event of these losses would be adequate to cover the losses, or that we would not be forced to bear substantial losses from such events, regardless of our insurance coverage. Moreover, any aircraft accident or incident, even if fully insured, could create a public perception that it is less safe or reliable than other private aircraft operators, which could cause our customers to lose confidence in it and switch to other private aircraft operators or other means of transportation. In addition, any aircraft accident or incident, whether involving us or other private aircraft operators, could also affect the public’s view of industry safety, which may reduce the amount of trust by our customers.
We incur considerable costs to maintain the quality of (i) our safety program, (ii) our training programs, and (iii) our fleet of aircraft. We cannot guarantee that these costs will not increase. Likewise, we cannot guarantee that our efforts will provide an adequate level of safety or an acceptable safety record. If we are unable to maintain an acceptable safety record, we may not be able to retain existing customers or attract new customers, which could have a material adverse effect on our business, financial condition, and results of operations. Failure to comply with regulatory requirements related to the maintenance of our aircraft and associated operations may result in enforcement actions, including revocation or suspension of our operating authorities in the United States and potentially other countries.
We could suffer losses and adverse publicity stemming from any accident involving aircraft models operated by third parties.
Aircraft models that we operate have experienced accidents while operated by third parties. If there is an accident involving aircraft models operated by us or third-party operators, it is unlikely but possible that the FAA could obligate us to ground our aircraft until the cause of the accident is determined and rectified. In that event, we might lose revenues and we might lose customers. It is also possible that the FAA or other regulatory body in another country could ground the aircraft and restrict us from operating that make and model of aircraft within our jurisdiction. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the secondary market if the model were to be considered less desirable for future service. Accidents or safety issues related to aircraft models that we operate could have a material adverse effect on our business, financial condition, and results of operations.
A delay or failure to identify and devise, invest in, and implement certain important technology, business, and other initiatives could have a material impact on our business, financial condition and results of operations.
Our business and the aircraft we operate are characterized by changing technology, introductions and enhancements of models of aircraft and services, and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market, and integrate new services and to accommodate the latest technological advances and customer preferences. In addition, the introduction of new technologies or services that compete with our products and services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition, and results of operations could suffer.

We rely on our information technology systems to manage numerous aspects of our business. A cyber-based attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased revenues, and harm to our reputation.
We rely on information technology networks and systems to operate and manage our business. Our information technology networks and systems process, transmit, and store personal and financial information, and proprietary information of our business, and also allow us to coordinate our business across our operation bases. Information technology systems also allow us to communicate with our employees and externally with customers, suppliers, partners, and other third parties. While we believe we take reasonable steps to secure these information technology networks and systems, and the data processed, transmitted, and stored thereon, the networks, systems, and data may be susceptible to cyberattacks, viruses, malware, or other unauthorized access or damage (including by environmental, malicious, or negligent acts), which could result in unauthorized access to, or the release and public exposure of, our proprietary information and our customers’ personal information. In addition, cyberattacks, viruses, malware, or other damage or unauthorized access to our information technology networks and systems, could result in damage, disruptions, or shutdowns to our platform. Any of the foregoing could cause substantial harm to our business, require us to make notifications to our customers, governmental authorities, or the media, and could result in litigation, investigations, or inquiries by government authorities, or subject us to penalties, fines, and other losses relating to the investigation and remediation of an attack or other unauthorized access or damage to our information technology systems and networks.
System failures, defects, errors, or vulnerabilities in our website, applications, backend systems, or other technology systems or those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition, and results of operations.
Our systems, or those of third parties upon which we rely, may experience service interruptions, outages, or degradation because of hardware and software defects or malfunctions, human error, or malfeasance by third parties or our employees, contractors, or service providers, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, cyberattacks, or other events. Our insurance may not be sufficient, and we may not have sufficient remedies available from our third-party service providers, to cover all of the losses that may result from interruptions, outages, or degradation.
We may experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our technology platform. These events could result in losses of revenue due to increased difficulty of booking services through our technology platform, impacts on on-time performance, and resultant errors in operating our business. A prolonged interruption in the availability or reduction in the availability or other functionality of our platform could adversely affect our business and reputation and could result in negative publicity, customer dissatisfaction, or the loss of customers.
We will rely on third parties maintaining open marketplaces to distribute our mobile and web applications and we currently rely on third parties to provide the software we use in certain of our products and services, including the provision of our flight management system. If these third parties interfere with the distribution of our products or services, with our use of the software, or with the interoperability of our platform with the software, our business would be adversely affected.
We contemplated our platform’s mobile applications will rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make applications available for download. We additionally rely on such third-party marketplaces for access to certain third-party applications that we use to provide our services. We cannot be assured that the marketplaces through which we distribute our applications will maintain their current structures or that such marketplaces will not charge us fees to list our applications for download.
We rely upon certain third-party software and integrations with certain third-party applications to provide our platform and products and services. As our products expand and evolve, we may use additional third-party software or have an increasing number of integrations with other third-party applications, software, products and services. Third-party applications, software, products and services are constantly evolving, and we may not be able to maintain or modify our platform, including our mobile and web-based applications and our flight management system, to ensure our compatibility with third-party offerings following development changes. Moreover, some of our competitors or technology partners may take actions which disrupt the interoperability of our products or services with their own products or services, or exert strong business influence on our ability to, and the terms on which we may, operate our platform and provide our products and services to customers. In addition, if any of our third-party providers cease to provide access to the third-party software that we use, do not provide access to such software on terms that we believe to be attractive or reasonable, do not provide us with the most current version of such software, modify their products, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us, or give preferential treatment to competitive products or services, we may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all. Any of these events could adversely affect our business, financial condition, and results of operations.
If we are unable to adequately protect our intellectual property interests or are found to be infringing on the intellectual property interests of others, we may incur significant expense and our business may be adversely affected.
We believe that our intellectual property plays an important role in protecting our brand and the competitiveness of our business. If we do not adequately protect our intellectual property, our brand and reputation may be adversely affected, and our ability to compete effectively may be impaired. Volato Group protects its intellectual property through a combination of trademark, copyright, contracts, and policies. However, the steps we take to protect our intellectual property may be inadequate, and unauthorized parties may attempt to copy or reverse engineer aspects of our intellectual property or obtain and use information that we regard as proprietary and, if successful, may potentially cause us to lose market share, harm our ability to compete, and result in reduced revenue. In addition, our business is subject to the risk of third parties infringing our intellectual property. We may not always be successful in securing protection for, or identifying or stopping infringements of, our intellectual property and we may need to resort to litigation in the future to enforce our rights in this regard. Any such litigation could result in significant costs and a diversion of resources. Further, such enforcement efforts may result in a ruling that our intellectual property rights are unenforceable.
Moreover, companies in the aviation and technology industries are frequently subject to litigation based on allegations of intellectual property infringement, misappropriation, or other violations. As we expand and raise our profile, the likelihood of intellectual property claims being asserted against us grows. Further, we may acquire or introduce new products or services, which may increase our exposure to patent and other intellectual property claims. Any intellectual property claims asserted against us, whether or not having any merit, could be time-consuming and expensive to settle or litigate. If we are unsuccessful in defending a claim, we may be required to pay substantial damages or could be subject to an injunction or agree to a settlement that may prevent us from using our intellectual property or making the Common Stock of Volato Group products or services available to customers. Some intellectual property claims may require us to seek a license to continue our operations, and those licenses may not be available on commercially reasonable terms or may significantly increase our operating expenses. If we are unable to procure a license, we may be required to develop non-infringing technological alternatives, which could require significant time and expense. Any of these events could adversely affect our business, financial condition, or operations.
Any damage to our reputation or brand image could adversely affect our business or financial results.
Maintaining a good reputation globally is important to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social, and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, such as movements to institute a “living wage,” customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. In addition, we operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our customers, vendors, or employees, can spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results as well as require additional resources to rebuild or repair our reputation.
As part of our growth strategy, we may engage in future acquisitions that could disrupt our business and have an adverse impact on our financial condition.
We have, and intend to continue, exploring potential strategic acquisitions of assets and businesses, including partnerships or joint ventures with third parties. Our management has limited experience with acquiring and integrating acquired strategic assets and companies into our business, and there is no assurance that any future acquisitions will be successful. We may not be successful in identifying appropriate targets for transactions. In addition, we may not be able to continue the operational success of acquired businesses or successfully finance or integrate any assets or businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership, or joint venture may reduce our cash reserves, may negatively affect our earnings and financial performance, and, to the extent financed with the proceeds of debt, may increase our indebtedness, and, to the extent acquired or financed through equity issuance, dilute our current investors. We cannot ensure that any acquisition, partnership, or joint venture we make will not have a material adverse effect on our business, financial condition, and results of operations.
Acquisition transactions involve risks, including, but not limited to:
•insufficient revenue to offset liabilities assumed;
•inability to obtain any required third-party approvals;
•requirements to enter into restrictive covenants in connection with obtaining third-party consents;
•inadequate return of capital;
•regulatory or compliance issues, including securing and maintaining regulatory approvals;
•unidentified issues not discovered in due diligence;
•integrating the operations or (as applicable) separately maintaining the operations;
•financial reporting;
•managing geographically dispersed operations;
•potential unknown risks associated with an acquisition;
•unanticipated expenses related to acquired businesses or technologies and their integration into our existing business or technology;
•the potential loss of key employees, customers or partners of an acquired business; or
•the tax effects of any acquisitions.
We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.
The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise, and other climate-related events, could affect our operations, infrastructure, and financial results. Operational impacts, such as the delay or cancellation of flights, could result in loss of revenue. In addition, certain of our operating locations are susceptible to the impacts of storm-related flooding and sea-level rise, which could result in costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
In addition, climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets, or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs.
Terrorist activities or warnings have dramatically impacted the aviation industry and will likely continue to do so.
The terrorist attacks of September 11, 2001, and their aftermath have negatively impacted the aviation business in general. If additional terrorist attacks are launched against the aviation industry, there will be lasting consequences of the attacks, which may include loss of life, property damage, increased security and insurance costs, increased concerns about future terrorist attacks, increased government regulation, and airport delays due to heightened security. We cannot provide any assurance that these events will not harm the aviation industry generally or our operations or financial condition in particular.
Our operations in the private aviation sector may be subject to risks associated with protests targeting private aviation services.
Our operations in the private aviation sector may be subject to risks associated with protests or vandalism targeting private aviation services. These protests or vandalism can lead to disruptions, damage, or loss of our aircraft, impacting our ability to conduct operations smoothly which may negatively impact our results of operations and financial condition.

While, to date, our aircraft have not been affected by protests targeting private aviation, unforeseen circumstances could lead to our aircraft becoming involved in such events. Should our aircraft be affected by protests or related activities, it could result in operational disruptions, damage, or loss, and may adversely affect our reputation, hurt the market for our securities, and decrease demand for our aviation services.
Risks Related to Legal and Regulatory Matters
We are subject to significant governmental regulation.
All interstate air carriers, including us, are subject to regulation by the Department of Transportation (the “DOT”), the FAA, and other governmental agencies, including the Department of Homeland Security, the Transportation Security Administration (“TSA”), and Customs and Border Protection. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations, and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in complying with the laws, rules, and regulations to which we are subject. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, all or any of our aircraft for any reason may have a material adverse effect on our operations. Changes to TSA rules that may result in additional screening or required TSA screening for private flights may have a material adverse change on our operations.
In addition, we are also subject to restrictions imposed by federal law on foreign ownership of U.S. air carriers and oversight by the DOT in maintaining our status as a U.S. Citizen, as that term is defined by the DOT. The restrictions imposed by federal law currently require that no more than 25% of the Common Stock of Volato Group be voted, directly or indirectly, by persons who are not U.S. Citizens, and that our chief executive officer, president, at least two-thirds of our officers, and at least two-thirds of the members of our Board be U.S. Citizens. Additionally, we must be under the actual control of U.S. citizens. A failure to comply with or changes to these restrictions may materially adversely affect our business. These restrictions may limit our ability to accept investment from one or more non-U.S. citizens.
Because our software could be used to collect and store personal information, privacy concerns in the territories in which we operate could result in additional costs and liabilities to us or inhibit sales of our software.
The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, storage, and disclosure of personal information and breach notification procedures. We are also required to comply with laws, rules, and regulations relating to data security. Interpretation of these laws, rules, and regulations and their application to our software and professional services in applicable jurisdictions is ongoing and cannot be fully determined at this time.
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (the “CCPA”), and other state and federal laws relating to privacy and data security. By way of example, the CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allows for a new cause of action for data breaches. It includes a framework that includes potential statutory damages and private rights of action. There is some uncertainty as to how the CCPA, and similar privacy laws emerging in other states, could impact our business as it depends on how these laws will be interpreted. As we expand our operations, compliance with privacy laws may increase our operating costs.
We may become involved in litigation that may materially adversely affect us.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including but not limited to employment, commercial, product liability, class action, whistleblower, and other litigation and claims, and governmental and other regulatory investigations and proceedings. These matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, and require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations, and financial condition.
We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. We would accrue an estimated loss contingency in our financial statements if it were probable that a liability had been incurred and the amount of the loss could be reasonably estimated. Due to the unpredictable nature of litigation, assessing contingencies is highly subjective and requires judgments about future events. The amount of actual losses may differ from our current assessment. As a result of the costs and expenses of defending ourselves against lawsuits or claims, and risks and consequences of legal actions, regardless of merit, our results of operations and financial position could be adversely affected or cause variability in our results compared to expectations.
We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to increasingly stringent federal, state, local, and foreign laws, regulations, and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges (including storm water discharges) to surface and subsurface waters, safe drinking water, and the use, management, disposal, and release of, and exposure to, hazardous substances, oils, and waste materials. We are or may be subject to new or proposed laws and regulations that may have a direct effect (or indirect effect through our third-party specialists or airport facilities at which we operate) on our operations. In addition, U.S. airport authorities are exploring ways to limit de-icing fluid discharges. Any changes to existing laws and regulations or the adoption of new laws and regulations could have an adverse impact on our business, results of operations, and financial condition.
Similarly, we are subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint, and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us.
We may incur substantial maintenance costs as part of our leased aircraft return obligations.
Our aircraft lease agreements may contain provisions that require us to return aircraft airframes and engines to the lessor in a specified condition or pay an amount to the lessor based on the actual return condition of the equipment. These lease return costs are recorded in the period in which they are incurred. Our leased aircraft are maintained under maintenance contracts with relevant suppliers for the leased aircraft. Upon return of a leased aircraft, there is a risk that a maintenance issue will be identified that was not addressed under the applicable maintenance agreements. Any unexpected increase in maintenance return costs may negatively impact our financial position and results of operations.
Environmental regulation and liabilities, including new or developing laws and regulations, or our initiatives in response to pressure from our stakeholders may increase our costs of operations and adversely affect us.
In recent years, governments, customers, suppliers, employees, and other of our stakeholders have increasingly focused on climate change, carbon emissions, and energy use. Laws and regulations that curb the use of conventional energy or require the use of renewable fuels or renewable sources of energy, such as wind or solar power, could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations, or taxes that increase the cost of such fuels, thereby decreasing demand for our services and also increasing the costs of our operations by our third-party aircraft operators. Other laws or pressure from our stakeholders may adversely affect our business and financial results by requiring, or otherwise causing, us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets, or otherwise pay for our emissions. This activity may also impact us indirectly by increasing our operating costs. More stringent environmental laws, regulations, or enforcement policies, as well as motivation to maintain our reputation with our key stakeholders, could have a material adverse effect on our business, financial condition, and results of operations.
The issuance of operating restrictions applicable to one of the fleet types we operate could have a material adverse effect on our business, results of operations, and financial condition.
Our owned and leased fleet is comprised of a limited number of aircraft types, including primarily the HondaJet HA-420. The issuance of FAA or manufacturer directives restricting or prohibiting the use of any one or more of the aircraft types we operate will have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Contractual Obligations

Our obligations in connection with our contractual obligations, including long-term leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations, and financial condition.
We have significant long-term lease and debt financing obligations, and we may incur additional obligations as we expand our aircraft fleet and operations. As of December 31, 2023, all of our aircraft are wholly or majority-owned by third parties and leased to us.
On October 5, 2022, we entered into a Pre-Delivery Payment Agreement (“PDP Agreement”) with a Shearwater Global Capital entity for the financing of PDP Agreement payments on four Gulfstream G280s under four separate purchase agreements executed in March 2022 (“G280 Purchase Agreements”). The PDP Agreement is secured by all of our rights in the G280 Purchase Agreements, all of the reserves under the PDP Agreement, each of the Aircraft, and all present or future additions, attachments, or accessories thereto and replacements thereof, all engines and avionics, all tools, manuals, service records, software, and similar information and materials related to each G280, all payments, amounts, refunds, rebates, and all other amounts of any kind whatsoever relating to any or all of the Purchase Agreements and/or any or all of the aircraft, and the products, proceeds, rents, and profits therefrom or thereof. The PDP Agreement provides for a Twelve and Half Percent (12.5%) interest rate on all PDP Agreement promissory notes (“PDP Notes”) issued by the lender for payments made under the PDP Agreement, for an aggregate principal balance of up to $40.5 million. As of December 31, 2023, there is a balance of $28.5 million in PDP Notes, with $2.0 million in letters of credit with Chase Bank that are secured with $2.1 million in restricted cash (interest-bearing). Additionally, the Company issued a promissory note to Dennis Liotta in the original principal amount of $1.0 million with a maturity date of March 31, 2024, and an interest rate of Ten Percent (10%).
The ability to timely pay our existing or future contractual obligations, including our long-term lease obligations and required payments under the PDP Notes, will depend on the results of our operations, cash flow, liquidity, and ability to secure additional financing, which will in turn depend on, among other things, the success of our current business strategy, U.S. and global economic and political conditions, the availability and cost of financing, and other factors that may be beyond our control. If our liquidity is materially diminished, our cash flow available to fund our working capital requirements, debt service obligations, capital expenditures, and strategic initiatives may be materially and adversely affected, or we may not be able to realize the benefits of, or otherwise maintain, certain relationships with our business partners. We cannot be assured that our operations will generate sufficient cash flow to make any required payments, or that we will be able to obtain financing to make expenditures in pursuit of our strategic initiatives. The amount of our contractual obligations and timing of required payments could have a material adverse effect on our business, results of operations, and financial condition.
Agreements governing our debt obligations include financial and other covenants that provide limitations on our business and operations under certain circumstances, and failure to comply with any of the covenants in such agreements could adversely impact us.
Our financing agreements, including those in connection with the PDP Notes and other financing agreements that we may enter into from time to time, contain certain affirmative, negative, and financial covenants, and other customary events of default. Certain covenants in our financing agreements are subject to important exceptions, qualifications, and cure rights, including, under limited circumstances, the requirement to provide additional collateral or prepay or redeem certain obligations. In addition, certain of our financing agreements are or may be cross-collateralized, such that an event of default or acceleration of indebtedness under one agreement could result in an event of default under other financing agreements. If we fail to comply with such covenants, if any other events of default occur for which no waiver or amendment is obtained, or if we are unable to timely refinance the debt obligations subject to such covenants or take other mitigating actions, the holders of our indebtedness could, among other things, declare outstanding amounts immediately due and payable and, subject to the terms of relevant financing agreements, repossess or foreclose on collateral, including certain of our aircraft or other assets used in our business. The acceleration of significant indebtedness or actions to repossess or foreclose on collateral may cause us to renegotiate, repay, or refinance the affected obligations, and there is no assurance that such efforts would be successful or on terms we deem attractive. In addition, any acceleration or actions to repossess or foreclose on collateral under our financing agreements could result in a downgrade of any credit ratings then applicable to us, which could result in additional events of default or limit our ability to obtain additional financing.

Risks Related to Ownership of Our Securities and Being a Public Company
Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.
The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Certain Volato stockholders, including certain existing stockholders of certain classes of Volato stock holding greater than 250,000 shares of our share capital as well as the officers and directors and certain additional management personnel of PACI and Volato, entered into a lock-up agreement (the “Stockholder Lock-up Agreement”) with PACI. Holders of Series A-1 stock, Series A-2 stock, and Series A-3 stock held by any stockholder will not be locked up. Under the terms of the Stockholder Lock-up Agreement, such stockholders, will each agree, subject to certain customary exceptions, that during the period that is the earlier of (i) the date that is 180 days following the Effective Time, and (ii) the date specified in a written waiver of the provisions of the Stockholder Lock-up Agreement duly executed by Sponsor and PACI, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any Lock-up Shares, enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such Lock-up Shares (whether any of these transactions are to be settled by delivery of any such Lock-up Shares, in cash or otherwise), publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or engage in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Exchange Act, or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, swaps and similar arrangements (including on a total return basis), or sales or other transactions through non-US broker dealers or foreign regulated brokers. As used herein, “Lock-up Shares” means, in the case of Volato stockholders, those shares of Class A Common Stock of Volato Group received by such Volato stockholder as merger consideration in the Transactions and beneficially owned by such Volato stockholder as specified on the signature block of the Stockholder Lock-up Agreement.
In the future, Volato Group may also issue our securities in connection with investments or acquisitions. The number of shares of our Common Stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of our Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of the Common Stock.
We are required to maintain effective disclosure controls and procedures and internal control over financial reporting. As a newly public company, we continue to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in filings with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers.

We will continue to refine our internal control over financial reporting. We will be required to make a formal assessment of the effectiveness of our internal control over financial reporting and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have been engaging, and will continue to engage, in a process to document and evaluate our internal control over financial reporting. This process is both costly and challenging, and requires us to dedicate significant internal resources. We may also engage outside consultants and hire new employees with the requisite skill set and experience. We have assessed and documented the adequacy of our internal control over financial reporting, validated through testing that controls are functioning as documented and implemented a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of the Common Stock. In addition, we could be subject to sanctions or investigations by NYSE American, the SEC and other regulatory authorities.
Our Certificate of Incorporation designates specific courts as the exclusive forum for substantially all stockholder litigation matters, which could limit the ability of our Stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees.
Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, any action asserting a claim arising pursuant to any provision of the DGCL, our Certificate of Incorporation or Bylaws, any action asserting a claim governed by the internal affairs doctrine of the State of Delaware or any other action asserting an “internal corporate claim” (as defined in Section 115 of the DGCL), confer jurisdiction to the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit a Stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, Stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.
In addition, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our Certificate of Incorporation is inapplicable or unenforceable. In March 2020, the Delaware Supreme Court issued a decision in Salzberg, et al. v. Sciabacucchi which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it. If a court were to find the exclusive forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, prospects, financial condition and operating results.
Because there are no current plans to pay cash dividends on the Common Stock for the foreseeable future, you may not receive any return on investment unless you sell the Common Stock at a price greater than what you paid for it.
We may retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made by the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness Volato Group or our subsidiaries incur. As a result, you may not receive any return on an investment in Common Stock unless you sell your shares of Common Stock for a price greater than that which you paid for it.
The market price of the Common Stock may be volatile, which could cause the value of your investment to decline.
The market price of the Common Stock has been and may continue to be volatile and subject to wide fluctuations depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in the Common Stock. Factors affecting the trading price of the Common Stock may include:
•market conditions in our industry or the broader stock market;
•actual or anticipated fluctuations in our financial and operating results;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•changes in financial estimates prepared by and recommendations provided by securities analysts concerning us or the market in general;
•the perceived success of the Business Combination;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•announced or completed acquisitions of businesses, commercial relationships, products, services or technologies by us or our competitors;
•changes in laws and regulations affecting our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•sales, or anticipated sales, of large blocks of the Common Stock;
•any major change in the composition of the Board or our management;
•general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), currency fluctuations and acts of war or terrorism; and
•other risk factors listed under this “Risk Factors” section.
Broad market and industry factors may materially harm the market price of the Common Stock, regardless of our actual operating performance. The stock markets have, from time to time, experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the market price of the Common Stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Shareholder activism or securities litigation could give rise to perceived uncertainties regarding the future of our business and it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect relationships with suppliers and other parties.
The requirements of being a public company may strain our resources, divert our management’s attention, and affect our ability to attract and retain qualified board members.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and any rules promulgated thereunder, as well as the rules of the NYSE American. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required and, as a result, our management’s attention may be diverted from other business concerns.
These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our Board. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements can have a material adverse effect on our operations, business, financial condition, or results of operations.
We may never realize the full value of our intangible assets or our long-lived assets, causing us to record impairments that may materially adversely affect our financial conditions and results of operations.
In accordance with applicable accounting standards, we are required to test our indefinite-lived intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment. In addition, we are required to test certain of our other assets for impairment where there is any indication that an asset may be impaired, such as our market capitalization being less than the book value of our equity.
We may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, unfavorable trends in historical or forecasted results of operations and cash flows, and an uncertain economic environment, as well as other uncertainties.
We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period. The value of our aircraft could also be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. An impairment loss could have a material adverse effect on our financial condition and results of operations.

We may be subject to securities litigation, which is expensive and could divert our management’s attention.
The per share price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Litigation of this type could result in substantial costs and diversion of our management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation could also subject us to significant liabilities.
An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
The price of our securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop, or if developed, it may not be sustained. We may be unable to sell our securities unless a market can be established and sustained.
If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our Common Stock, or if our operating results do not meet their expectations, our Common Stock price and trading volume could decline.
The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us and our businesses. If equity research analysts do not commence coverage of us, the trading price for our common stock could be negatively impacted. To the extent equity research analysts do provide research coverage of our Common Stock, we will not have any control over the content and opinions included in their reports. The trading price of our Common Stock could decline if one or more equity research analysts downgrade our securities or publish unfavorable research about our businesses, or if our operating results do not meet analyst expectations. If any equity research analysts cease coverage of us or fail to publish reports on us regularly, demand for our Common Stock could decrease, which could cause the price and trading volume of our Common Stock to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

CYBERSECURITY

Governance

The Company has multi-layer processes to assess, identify, manage and mitigate material risks from cybersecurity threats.
Members of senior leadership, including the Volato Group Board (“Board”), assesses potential material risks to the business and the Company’s ability to meet strategic priorities, including risks from cybersecurity threats. The Company’s senior leadership receives updates from relevant functional heads or other subject matter specialists on these potential material risks as well as the processes or other steps being taken to manage or mitigate the risks. The senior leadership team includes senior leaders in areas of importance to Company priorities. The Company’s senior leadership assesses and prioritizes risk based on impact to shareholders, operations, and strategic priorities, among other factors. Members of senior leadership discusses enterprise risks and compliance programs with the Audit Committee of the Board. The Audit Committee makes reports to the Board, who also receive updates from members of senior management on material risks to the Company.

Risk Management and Strategy

The Chief Technology Officer (“CTO”) oversees the Company’s information security program and is responsible for the day-to-day information risk management activities through the internal information technology team, and outside resources. The CTO, who has 32 years of Information Technology (“IT”) and IT security experience, employs a team of information technology experts, including a Director of IT who is further supported by other members of the IT and technology department.

We have developed and implemented cybersecurity and data privacy processes and procedures that are informed by recognized cybersecurity frameworks and standards, including Microsoft Azure CSPM and SOC 2. We use this framework, together with information collected from periodic manual assessments and automated testing, to tailor aspects of our cybersecurity practices given the nature of our assets, operations and business. The Company’s processes to assess, identify and manage material risks from cybersecurity threats include, but are not limited to, the following:
•The members of the information technology team actively monitor threats to the information technology environment. They work with a third party to provide additional 24/7 monitoring of cyber threats. These internal and external cybersecurity teams are empowered to contain network access through various application controls. Structural protections are also in place to mitigate risks of end point failures and provide for continuity of operations.
•The Company uses various systems to manage threats, for example, firewall protections, anti-virus protections, vulnerability scans, among others. Such systems are regularly reviewed for adequacy and potential enhancements.
•The Company employs an information security and training program for our employees, including regular internal communications and ongoing end-user testing to measure the effectiveness of our information security program.
•The Company utilizes a third-party service that provides real-time threat intelligence feeds and global threat data to enhance threat detection capabilities and proactively defend against emerging cyber threats.
•We monitor the location of our geographic location of data sent to third party systems.

In 2023, we conducted an enterprise risk assessment that included an assessment of cybersecurity risk in context with other enterprise-level risks. For additional information regarding potential cybersecurity risks, see relevant business and operational risks under Item 1A, "Risk Factors", of this Annual Report on Form 10-K.

In the last three years, we have not experienced a material information security breach incident, or any penalties or settlements related to the same, and the expenses we have incurred from information security breach incidents were immaterial.

ITEM 2. PROPERTIES
We are a remote-first company, founded during the COVID-19 crisis. Our physical operations are located primarily at three locations: St. Augustine, Florida; Houston, Texas; and Atlanta, Georgia. All our facilities are located on land that is leased from third parties. We believe that these facilities meet our current and future anticipated needs. In addition, primarily for aircraft ownership program participants flight pricing, we designate a few other physical locations as operational bases, which may or may not have personnel or facilities, but which our owners are not charged repositioning fees to fly from.
Due to operating a floating fleet, our core fleet of charter aircraft do not return to our facilities or a designated airport each night, but over-night throughout the country based on their flight schedule. Our managed aircraft, which are operated primarily for the benefit of the aircraft owners, typically return to a single, “home” airport, but will occasionally overnight at other airports.
ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a defendant or plaintiff in various legal proceedings which arise in the normal course of business. As such, we are required to assess the likelihood of any adverse outcomes to these proceedings as well as potential ranges of probable losses. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Common Stock and our Public Warrants are listed on NYSE American under the symbol “SOAR” and “SOAR.WS”. On March 20, 2024, the closing price of the Common Stock and our Public Warrants was $3.47 per share and $0.07, respectively.

Holders

As of March 20, 2024, there were approximately 374 holders of record of Common Stock. Such number does not include beneficial owners holding shares of the Common Stock through nominees.
Dividend Policy
We have not paid any cash dividends on the Common Stock since inception. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Our ability to pay dividends on the Common Stock could be restricted by the terms of any agreement governing other indebtedness we may incur. Any future determination to declare cash dividends will be made at the discretion of the Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the Board may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
The 2023 Plan was approved at the November 28, 2023 special meeting of PACI stockholders held, in part, to ask such stockholders to vote on a proposal to approve the Business Combination (the “PACI Special Meeting”). In accordance with the 2023 Plan, we have reserved 5,608,690 shares of Common Stock for issuance pursuant to future awards under the 2023 Plan and 2,369,169 shares of Common Stock for issuance pursuant to outstanding option awards under the 2021 Plan. See “Executive Compensation.”

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” starting on page 21 and elsewhere in this Annual Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Volato Group, Inc.
Overview of Our Business
Our mission is to provide our JetShare owners and other customers more time for the rest of their lives by providing convenient and high-quality travel by using the right aircraft for the mission and by developing proprietary technology designed to make the travel experience more seamless.
Our revenue is generated through our aircraft ownership program, a focused commercial strategy which includes deposit products, charter flights and aircraft management services. Our aircraft ownership program is an asset-lite model whereby we sell each fleet aircraft to a limited liability company (LLC) and sell LLC membership interests to third-party owners. The LLC then leases the aircraft back to us for management and charter operation on behalf of the LLC under 14 C.F.R. Part 135. In turn, program participants (JetShare owners) invest in those special purpose entities to fund the aircraft purchase. We operate the aircraft on behalf of the special purpose entity and enters into charter agreements with the individual JetShare owners to provide preferential access and charter pricing for our HondaJet fleet.
Additionally, our commercial services generate demand for our fleet through the operation of retail deposit programs and charter as well as wholesale charter through brokers. We offer these programs on a fleet of 24 HondaJets and a managed fleet of 6 aircraft. For additional details about these revenue streams, please see the section above titled “Aircraft Ownership Program Revenue Streams”. Finally, we provide aircraft management services to existing owners of aircraft and help them monetize their aircraft through charter services.
Since inception, we have been focused on making the necessary investments in people, focused acquisitions, aircraft and technology to build an industry leading aviation company that uses capital efficiently.
Financial highlights for the year ended December 31, 2023 include:
•We generated total revenue of $73.3 million a decrease of $23.4 million, or 24%, compared to the year ended December 31, 2022. Revenue from aircraft usage increased by $23.4 million, or 162%, while revenue from plane sales decreased by $46.3 million, or 68%, during the year ended December 31, 2023, primarily related to lower plane sales;
•We had 11,273 total flight hours for the year ended December 31, 2023, representing 124% year-over-year growth;
•We incurred a net loss of $52.8 million for the year ended December 31, 2023, representing a $43.5 million increase in loss over the prior year primarily related to lower plane sales, as described above, and increased costs related to being a publicly traded company and a rapidly scaling business; and
•Adjusted negative EBITDA1 was $32.1 million for the year ended December 31, 2023 compared to adjusted negative EBITDA of $9.0 million for the prior year. The change in adjusted EBITDA was the result of increased costs of being a publicly traded company and a rapidly scaling business, as well as lower plane sales.
Key Factors Affecting Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Market Competition
We compete for market share in the highly fragmented private aviation industry. The top 10 largest operators control approximately 25% of the total flight hours operated in the United States. For example, there are over 400 light jet
1Adjusted EBITDA is a non-GAAP financial measure. Please refer to the tables and related notes below for a reconciliation of Adjusted EBITDA to its most comparable GAAP measure.

operators (excludes air ambulance) offering Part 135 charter services in our primary network service area, flying approximately 293,000 flight hours. The breadth of operators and the product options (fractional, deposit/card programs, charter) makes the industry highly competitive.
Costs and Expense Management
In 2022 and 2023, we invested in the core business systems, processes and people required to safely operate a rapidly growing, publicly traded private aviation company. We will continue to invest in the technology and systems required to increase our fleet availability and utilization. The Company currently enrolls our fleet of HondaJet aircraft, and most of our managed aircraft, in OEM maintenance programs. These programs provide known hourly maintenance rates for our airplanes based on utilization levels and enable our maintenance expenses to be predictable. There is an opportunity to move to different tiers of these programs and increase the amount of maintenance we perform in-house to potentially increase aircraft availability. Substantial increases to the scope of Volato-performed maintenance would likely require material investments in personnel, equipment, facilities, and training. We will continue to evaluate these opportunities to improve our cost structure going forward.
We believe that pricing and data analytics are critical to our long-term ability to deliver high utilization rates on our aircraft. We plan to continue to develop new and unique products designed to leverage our yield management expertise. These new products have and will continue to require new technology systems and the resulting investment. We believe these investments will lead to increased financial performance by increasing the total contribution margin from flight operations.
Economic Conditions
The private aviation industry is volatile and affected by economic cycles and trends. Our financial performance is susceptible to economically driven changes in demand particularly for our discretionary charter and deposit products. Our cost structure and private aviation demand levels can be greatly impacted by the price of jet fuel, pilot salaries and availability, changes in government regulations, consumer confidence, safety concerns, and other factors. Our experience operating light jets leads us to believe that operating the most efficient fleet in each class of airplanes (i.e., light, mid, super mid, large cabin), will prove beneficial in an economic downturn.
Pilot Availability and Attrition
The competition for pilots has intensified in recent years. We have relied on increasing pilot pay and benefits to continue to attract qualified applicants including equity compensation. While we have been able to attract and retain the appropriate number of pilots to date, there is no guarantee that we will be able to continue to do so without further increasing our cost structure.

Results of Operations
Comparison of year ended December 31, 2023 and 2022
The following table sets forth our results of operations for the year ended December 31, 2023 and 2022 (in thousands, except percentages):

	Year Ended December 31,		Change In
	2023	2022	$	%
Revenue	$73,338	$96,706	$(23,368)	(24)%

Costs and expenses:
Cost of revenue	82,025	94,280	(12,255)	(13)%
Selling, general and administrative	28,822	11,611	17,211	148%
Total costs and expenses	110,847	105,891	4,956	5%
Loss from operation	(37,509)	(9,185)	(28,324)	308%

Other income (expense):
Gain from deconsolidation of investments	—	581	(581)	(100)%
Gain from sale of consolidated entity	387	—	387	N/M
Gain from sale of equity-method investment	883	—	883	N/M
Other income	180	15	165	N/M
Loss from change in value of forward purchase agreement	(13,403)	—	(13,403)	N/M
Interest expense, net	(3,358)	(866)	(2,492)	288%
Total other income (expense)	(15,311)	(270)	(15,041)	N/M

Net loss before income taxes	(52,820)	(9,455)	(43,365)	459%

Provision for income tax expense (benefit)	2	(55)	57	(104)%

Net loss before non-controlling interest	(52,822)	(9,400)	(43,422)	462%

Net income attributable to non-controlling interest	—	(33)	33	(100)%

Net Loss	$(52,822)	$(9,367)	$(43,455)	464%
Revenue
Revenue decreased by $23.4 million, or 24%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in revenue was primarily attributable to the following changes in charter flight revenue, aircraft management revenue and aircraft sales revenue (in thousands, except percentages):

	Year Ended December 31,		Change In
	2023	2022	$	%
Aircraft sales	$21,443	$67,695	$(46,252)	(68)%
Aircraft usage	37,787	14,417	23,370	162%
Managed aircraft	14,108	14,594	(486)	(3)%
Total	$73,338	$96,706	$(23,368)	(24)%
The decrease in revenue was the result of a decline in revenue from aircraft sales of $46.3 million, or 68%, partially offset by an increase in revenue from plane usage of $23.4 million, or 162% during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in aircraft sales primarily the result of lower aircraft delivery in 2023 compared to 2022. Honda released the new HondaJet Elite II model in the fourth quarter of 2022 with Volato taking delivery of its first two Elite II model aircraft in fourth quarter 2022. We have orders for 22 additional HondaJet Elite IIs and expect delivery of eight to ten throughout 2024 and the remaining in 2025. In addition, we have orders for four Gulfstream G280 jets and expect delivery of one to two in 2024 and the remaining in 2025. We believe the expected aircraft deliveries will result in higher aircraft sales revenue.
The increase in aircraft usage revenue is the result of an increase in our floating fleet to 24 as of December 31, 2023. Our aircraft usage revenue is dependent on the (i) number of jets in our floating fleet driving total flight hours, (ii) mix of demand between owner, program and ad hoc impacting blended yield, and (iii) empty percentage. As our floating fleet grows, we expect both flight hours and blended yield to increase resulting in higher aircraft usage revenue.
Cost of Revenue
Cost of revenue comprises expenses tied to the associated revenue streams: aircraft sales, aircraft usage, and managed aircraft. Aircraft sales cost of revenue is our purchase price of the aircraft. Aircraft usage cost of revenue includes all of the costs related to operations of our HondaJet floating fleet including flight crew salary and benefits, fuel, maintenance, owner revenue share, lease costs, and landing and other airport fees. The managed aircraft cost of revenue includes all costs incurred in our managed aircraft including the cost of flight crews, fuel, maintenance, and landing and other airport fees.
Cost of revenue decreased by $12.3 million, or 13%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in cost of revenue was primarily attributable to the following changes in charter flight revenue, aircraft management revenue and aircraft sales revenue (in thousands, except percentages):

	Year Ended December 31,		Change In
	2023	2022	$	%
Aircraft sales	$17,322	$58,910	$(41,588)	(71)%
Aircraft usage	51,803	21,986	29,817	136%
Managed aircraft	12,900	13,384	(484)	(4)%
Total	$82,025	$94,280	$(12,255)	(13)%

Selling, general and administrative
Selling, general and administrative expenses increased by $17.2 million, or 148%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in selling, general and administrative is primarily related to higher salaries of $8.6 million to support the growth in the company, higher marketing spend of $2 million and professional fees and other costs associated with the growth of the Company and becoming a public company.
Gain from sale of consolidated entity
Gain on sale of consolidated entity consists of the gain on the sale of Fly Dreams LLC during 2023.
Gain from sale of equity method investment
Gain on sale of equity method investment consists of the sale of the remaining interest in Volato 239, LLC and re-sold fractions in Volato 149, LLC and Volato 234, LLC.
Loss on change in value of forward purchase agreement
As part of the Business Combination, we entered into an agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”). We recorded a fair value adjustment on the Forward Purchase Agreement resulting in a $13.4 million loss on the change in fair value.
Interest Expense
Interest expense primarily consists of interest related to our credit facilities and convertible notes and amortization of debt issuance costs. Interest expense increased $2.5 million, or 288%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily as a result of an increase in the Shearwater debt facility.

Non-GAAP Financial Measures

Non-GAAP financial measures are an addition, and not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP and should not be considered as an alternative to any performance measures derived in accordance with GAAP. We believe that these non-GAAP financial measures of financial results provide useful supplemental information to investors, about Volato. However, there are a number of limitations related to the use of these non-GAAP financial measures and their nearest GAAP equivalents, including that they exclude significant expenses that are required by GAAP to be recorded in Volato’s financial measures. In addition, other companies may calculate non-GAAP financial measures differently, or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures may not be directly comparable to similarly titled measures of other companies.
Adjusted EBITDA
We calculate Adjusted EBITDA as net loss adjusted for (i) interest expense, net, (ii) provision for income taxes (benefit) (iii) depreciation and amortization, (iv) equity-based compensation expense, (v) acquisition, integration, and capital raise related expenses, and (v) other items not indicative of our ongoing operating performance. We include Adjusted EBITDA as a supplemental measure for assessing operating performance.
The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
Adjusted EBITDA	2023	2022
Net loss	$(52,822)	$(9,367)
Interest expense, net	3,358	866
Provision for income tax expense (benefit)	2	(55)
Loss from change in fair value of forward purchase agreement	13,403	—
Depreciation and amortization	200	162
Equity-based compensation expense	82	17
Net loss attributable to non-controlling interest	—	(33)
Gain from deconsolidation of investments	—	(581)
Gain from sale of consolidated entity	(387)	—
Gain from sale of equity-method investment	(883)	—
Other income	(180)	(15)
Acquisition, integration, and capital raise related expenses(1)	167	21
Other items not indicative of our ongoing operating performance(2)	4,918	—
Adjusted EBITDA	$(32,142)	$(8,985)

(1)Represents non-capitalizable Business Combination expenses in 2023 and acquisition expenses associated with Gulf Coast Aviation in 2022.
(2)Represents cost incurred related to business realignment.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of stock, borrowings under our credit facilities, and capital raises from convertible debt and preferred stock. We additionally manage liquidity through the aircraft sales which provides up front deposits from our customers and aircraft usage. As of December 31, 2023, we had $14.5 million of cash and cash equivalents. During the year ended December 31, 2023, we converted our line of credit from a related party into convertible notes, and therefore have no credit facilities for future borrowings.

During 2023, the pre-business combination Company closed a series of preferred stock subscriptions, raising a total of $24.2 million and converted $38.4 million of convertible promissory notes into shares of the Company’s preferred stock.

Our primary needs for liquidity are to fund working capital, acquisitions, debt service requirements, and for general corporate purposes.
We believe factors that could affect our liquidity include the ability of our OEM partners to meet our delivery schedule and our ability to sell those aircraft, the growth rate of our charter and deposit program flying, changes in demand for our services, competitive pricing pressures, the timing and extent of spending on software development and other growth initiatives, our ability to improve the efficiency of our network flying, and overall economic conditions. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of existing shareholders will be diluted. The occurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In the event that additional funds are required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
We have incurred negative cash flows from operating activities and significant losses from operations historically. We believe our cash on hand, together with our results of operations including our planned sale of aircraft during the year ending December 31, 2024, will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least 12 months from the date of this report.
Cash Flows
The following table summarizes our cash flows for the year ended December 31, 2023, and 2022 and the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(30,394)	$(21,432)
Net cash provided by investing activities	1,776	5,145
Net cash provided by financing activities	37,461	22,558
Net Increase In Cash and Cash Equivalents and Restricted Cash	$8,843	$6,271
Cash Flow from Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 was $30.4 million. The cash outflow from operating activities consisted of our net loss of $52.8 million, non-cash items of $13.0 million, and a change in net operating assets and liabilities of $9.5 million. The increase in net operating assets and liabilities was primarily as a result of an increase in customer deposits and deferred revenue of $10.7 million and an increase in accounts payable and accrued liabilities of $5.7 million. This was offset by a decrease in deposits of $3.9 million, a decrease in prepaid and other current assets of $1.6 million, and a decrease in accounts receivable, net of $1.1 million.
Net cash used in operating activities for the year ended December 31, 2022 was $21.4 million. The cash outflow from operating activities consisted of our net loss of $9.4 million, non-cash items of $0.3 million, and a change in net operating assets and liabilities of $11.7 million. The decrease in net operating assets and liabilities was primarily as a result of a decrease in deposits of $11.4 million, a decrease in accounts receivable of $2.2 million and a decrease in prepaid expenses and other current assets of $1.6 million. This was offset by an increase in accounts payable and accrued liabilities of $2.2 million and an increase in customer deposits and deferred revenue of $1.3 million.
Cash Flow from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2023 was $1.8 million. The cash flow from investing activities consisted of $4.2 million in proceeds from the sale of an equity method investment, offset somewhat by $2.3 million in payment for the purchase of an equity method investment.

Net cash provided by investing activities for the year ended December 31, 2022 was $5.1 million. In 2022, the cash inflow from investing activities was primarily attributable to $6.6 million from the sale of equity method investments net of $1.9 million paid for the acquisition of GCA. In addition, we used $300,000 for capital expenditures.
Cash Flow from Financing Activities
Net cash from financing activities for the year ended December 31, 2023 was $37.5 million. Cash flow from financing activities consisted proceeds of $24.2 million from the sale of preferred stock, $16.7 million from the Business Combination, net of closing costs, $12.7 million from the issuance of convertible notes, $2.5 million in proceeds from the forward purchase agreement and $1 million from our line of credit. This was offset by the payment for a forward purchase agreement of $18.9 and $0.8 million for the payment of a loan.
Net cash provided in financing activities for December 31, 2022 was $22.6 million. In 2022, the cash inflow from financing activities was primarily attributable to $18.9 million of proceeds related to the issuance of convertible notes and $3.7 million of proceeds, net of repayments related to long-term debt.
Sources of Liquidity
To date, we have financed our operations primarily through issuance of preferred interests, cash from operations, borrowings of long-term debt, loans and convertible notes.
On December 9, 2021, the Company entered into a revolving loan agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $8 million which was set to mature on January 1, 2023 (“December 2021 note”). The Company was required to make monthly payments of interest at a fixed rate of 4.0% per annum. In conjunction with the execution of the revolving note, both parties executed a security agreement, under which the Company granted a continuing security interest in all of the assets of the Company.
During the year ended December 31, 2022, the Company did not remit its interest payments in connection with the December 2021 note to this related party, thus triggering a default and increasing the interest rate to 9% plus an additional 5% on the missed payments. The agreement stipulated that in the event of default, the entire unpaid principal balance together with all accrued but unpaid interest shall be due and payable regardless of the maturity date. If the default occurred and remained uncured beyond the applicable grace period, then the entire unpaid principal balance would bear interest at a default interest of 500 basis points (5%) over the regular interest or nine percent (9%). Events of default include the failure to make principal or interest payments when due, any judgement in excess of $500,000, indebtedness cross default, or bankruptcy proceedings.
On March 15, 2023, the outstanding balance of the December 2021 note and accrued interest was converted into a convertible note with a principal balance of $6.0 million bearing interest at 4%, maturing on March 31, 2024.
On March 15, 2023, the Company entered into a promissory note agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $1.0 million, with an effective date of February 27, 2023, which matures on March 31, 2024 (“March 2023 note”). The entire outstanding principal balance together with accrued but unpaid interest are due at the maturity date. The March 2023 note includes a ten percent (10%) interest rate per annum, which will be increased to twenty percent (20%) upon an event of default. Events of default include the failure to make any principal and accrued interest when due, any legal proceedings against the Company or a voluntary federal bankruptcy. The March 2023 note may be prepaid at any time without penalties.
During the year ended December 31, 2022 and year ended December 31, 2023, we issued a series of convertible notes (“Series CN-001”) with various investors for an aggregate principal amount of $19.1 million. The notes were due and payable at any time on or after December 31, 2023 upon the written demand of the majority holders, which could be extended at the sole election of the Company to December 31, 2024, should the Company submit or file a prospectus, proxy statement or registration statement with the SEC. The convertibles notes carried a five percent (5%) interest per annum. The Company could not prepay the convertible notes prior to maturity without the written consent of a majority of the holders. During the year ended December 31, 2023, the Company issued a series of convertible notes (“Series CN-002”) in an aggregate principal amount of $16.4 million, of which $10.4 million was funded and $6.0 million was issued pursuant to the conversion of the line of credit with a related party (see above). The notes (principal and interest) were due and payable at any time on or after March 31, 2024, upon the written demand of the majority holders, which can be extended at the sole election of the Company to September 30, 2024, should the Company submit or file a prospectus, proxy statement or registration statement with the SEC. The convertibles notes carried a four percent (4%)

coupon per annum effective July 1, 2023. The Company could not prepay the convertible notes prior to maturity without the written consent of a majority of the holders.
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million with expected deliveries in 2024 and 2025, of which $39 million were funded and paid through December 31, 2023, through a credit facility from SAC leasing G 280 for $28.5 million and $10.5 million through cash deposits. The Company has a credit facility in place with SAC Leasing G280 LLC to fund $40.5 million of the original $79.0 million due under these purchase agreements with Gulfstream Aerospace LP. The remaining balance to be funded by SAC Leasing G280 LLC is $12 million.
The maturity date is the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC G280 LLC as collateral on this credit facility.
On July 21, 2023, Volato entered into a Series A Preferred Stock Purchase Agreement by and among (i) Volato, (ii) the PROOF.vc SPV, (iii) Proof Acquisition Sponsor I, LLC (“PASI”), and (iv) the holders of then-outstanding Series CN-001 and Series CN-0002 convertible promissory notes (the “Convertible Notes”), whereby (a) Volato may issue and sell up to a maximum aggregate of $60.0 million of Series A-1 Preferred Stock (the “Series A-1 Preferred Stock”) at a price of $10 per share, with $10.0 million of Series A-1 Preferred Stock issued and sold at an initial closing to the PROOF Investors, and (b) the Convertible Notes were converted into the amount of Series A-2 Preferred Stock (the “Series A-2 Preferred Stock”) or Series A-3 Preferred Stock (the “Series A-3 Preferred Stock” and together with the Series A-1 Preferred Stock and the Series A-2 Preferred Stock, the “Series A Preferred Stock”) at a conversion price of, in the case of the Series A-2 Preferred Stock, $5.9820 per share and in the case of the Series A-3 Preferred Stock, $9.00 per share (collectively, the “Private Financing”, such agreement, the “Series A Preferred Stock Purchase Agreement”).

During the year ended December 31, 2023 the Company issued Series A-1 Preferred Stock and raised $24.2 million in cash from the issuance of Series A-1 Preferred Stock and converted $38.4 million of convertible promissory notes. During 2023, PROOF Acquisition Sponsor I, LLC purchased 1,308,398 shares of Series A-1 Preferred Stock (equal to 1,328,132 shares of Common Stock) and the PROOF.vc SPV purchased 1,102,689 shares of Series A-1 Preferred Stock (equal to 1,119,321 shares of Common Stock, respectively), at a purchase price of $10 per share.
For further information on the credit facilities and promissory notes, see Note 7 “Revolving Loan and Promissory Note – Related Party”, Note 8 “Unsecured Convertible Notes”, and Note 9 “Long Term Note Payable and Credit Facility” of the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
Contractual Obligations and Commitments
Our principal commitments consist of contractual cash obligations under our credit facilities, operating leases for certain controlled aircraft and the Notes. We have committed to acquire four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million with expected deliveries in 2024 and 2025, of which $39 million was funded and paid through December 31, 2023. Additionally, we have committed to acquire 23 Honda HA-420 aircraft for a total consideration of $161.1 million, with expected deliveries between the fourth quarter of 2023 and fourth quarter of 2025, of which $7.5 million was funded and paid through December 31, 2023.
Our obligations under our credit facilities and the Notes are described in “—Sources of Liquidity” above. For further information on leases see Note 15 “Commitments and Contingencies” of the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
Agreement with Vellar
On November 28, 2023, the Company and Vellar entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”).
Pursuant to the terms of the Forward Purchase Agreement, Vellar purchased 1.7 million shares of the Company’s Class A common stock (the “Number of Shares”) prior to the closing of the Business Combination from third parties through a broker in the open market.

Pursuant to the Forward Purchase Agreement, Vellar was paid $18.9 million by the Company in connection with its purchase of shares of the Company’s Class A common stock on December 1, 2023.

From time to time and on any date following the Business Combination (any such date, an “OET Date”), Vellar may, in its absolute discretion, terminate the Forward Purchase Agreement in whole or in part by providing written notice to the Counterparty (the “OET Notice”) that specifies the quantity by which the Number of Shares shall be reduced (such quantity, the “Terminated Shares”). The effect of an OET Notice shall be to reduce the Number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Company shall be entitled to an amount from Vellar, and Vellar shall pay to the Company an amount, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price (as that term is defined in the Forward Purchase Agreement) in respect of such OET Date. The Reset Price is equal to $10.81, but is subject to reduction upon a Dilutive Offering Reset (as that term is defined in the Forward Purchase Agreement).

Vellar delivered an OET Notice on December 29, 2023, reducing the Number of Shares by 233,646. The Company received a payment of $2.5 million on December 29, 2023 in connection with its delivery of the OET Notice..

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with GAAP. Certain amounts included in or affecting the consolidated financial statements presented in this Annual Report and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the company. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.
Revenue Recognition
We determine revenue recognition pursuant to ASC 606, Revenue from Contracts with Customers, through the following steps:
1.Identification of the contract, or contracts, with a customer.
2.Identification of the performance obligation(s) in the contract.
3.Determination of the transaction price.
4.Allocation of the transaction to the performance obligation(s) in the contract.
5.Recognition of revenue when, or as the Company satisfies a performance obligation.
We generate revenue primarily through three sources (i) selling aircraft, (ii) commercial strategy which includes revenue from flights of deposit product customers and charter flights, and (iii) aircraft management services.
Volato also generates revenues from deposit products and charter flights. Domestic products are complementary set of products available to retail charter customers whereby, the customer pays deposits in exchange for certain charter product offerings of Volato to be provided in the future. Charter flights are flights offered to retail and non-retail charter customers in exchange for a fee. Revenue is recognized upon transfer of control of our promised services, which generally occurs upon the flight hours being used during the period which the chartered flights were operated.
Volato aircraft management services are a full-service management and charter operator including dry leasing airplanes from owners, placing aircrafts on our FAA Air Carrier Certificate, operating the aircraft for owner flights and chartering the aircraft to customers. Under the aircraft management services revenues stream, aircraft owners pay management fees to Volato and all operating expenses for the aircraft, maintenance, crew hiring and management, flight operations, dispatch, hangar, fuel, cleaning, insurance, and aircraft charter marketing. Revenues from aircraft management services is partially recognized overtime for the administrative portion of the service, and partially recognized at a point in time, generally upon the transfer of control of the promised services included as part of the management services.

Intangible Assets
We record our intangible assets acquired in a business combination at cost in accordance with ASC 350, Intangibles – Goodwill and Other. Following initial recognition, intangible assets are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset, which was determined based on management’s estimate of the period over which the asset will contribute to our future cash flows. We periodically reassess the useful lives of our definite-lived intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate.
We review the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the carrying amount of a long-lived asset or asset group is determined not to be recoverable, an impairment loss is recognized and a write-down to fair value is recorded.
Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.
If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. We test for goodwill impairment annually during its fourth quarter on October 1.
Investment - Equity Method
The Company accounts for its equity method investment at cost, adjusted for the Company’s share of the investee’s earnings or losses, which is reflected in the consolidated statement of operations. The Company periodically reviews the investment for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
Variable Interest Entity (VIE) Accounting
The Company evaluates its ownership, contractual relationships, and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, this VIE entity is consolidated into the consolidated financial statements.
Revenue is recognized when control of the promised service is transferred to our member or the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The aircraft ownership program consists of facilitating the formation of limited liability companies owned by third-party members and subsequently selling an aircraft to the limited liability company. Under the aircraft ownership program, a customer can purchase an ownership share in a limited liability company which permits the owner to participate in the aircraft revenue share.
Each Plane Co is managed by Volato, Inc. a wholly-owned subsidiary of the Company, through an operating agreement. The Company does not have the obligation to absorb losses that could be significant to the VIE or the right to receive significant benefits when it holds a minority ownership in each PlaneCo.

Stock-Based Compensation
The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. The Company recognizes the cost of services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards. This cost is recognized as expense over the employee’s requisite vesting period or over the nonemployee’s period of providing goods or services. Any forfeitures of stock-based compensation are recorded as they occur.
The Company utilizes the Black Scholes valuation model to value the issuance of stock-based compensation. See Note 12, “Shareholders’ Equity (Deficit)” of the accompanying Notes to Consolidated Financial Statements.
JOBS Act

We are an “emerging growth company” as defined in the JOBS Act. The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We may remain an emerging growth company until the last day of the fiscal year ending after the fifth anniversary of our IPO, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately.

Recent Accounting Pronouncements
For further information on recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” of the accompanying consolidated financial statements included elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks are related to interest rates and aircraft fuel.
Interest Rates
We are subject to market risk associated with changing interest rates on certain of our credit facilities, which are variable rate debt. Interest rates applicable to our variable rate debt could potentially rise and increase the amount of interest expense incurred. We do not purchase or hold any derivative instruments to protect against the effects of changes in interest rates.
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2023 represented 13.5% of our total cost of revenue. Aircraft fuel expense for the year ended months December 31, 2023 represented 6.5% of our total cost of revenue.
Based on our second quarter 2023 fuel consumption, a hypothetical 10.0% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $0.7 million and $0.6 million for the year ended December 31, 2023 and year ended December 31, 2022, respectively.
We do not purchase or hold any derivative instruments to protect against the effects of changes in fuel. See “Risk Factors — Risks Relating to Volato’s Business and Industry - Significant increases in fuel costs could have a material adverse effect on our business, financial condition and results of operations.” for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
VOLATO GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Volato Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Volato Group, Inc. and Subsidiaries (the Company) as of December 31, 2023, and 2022 and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations, during the year ended December 31, 2023, and has limited positive working capital at December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.
We have served as the Company’s auditor since 2022.
Encino, California
March 25, 2024

VOLATO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$14,486	$5,777
Accounts receivable, net	2,990	1,880
Deposits	25,125	833
Prepaid expenses and other current assets	3,897	2,211
Total current assets	46,498	10,701

Property and equipment, net	846	348
Operating lease, right-of-use assets	1,278	1,574
Equity-method investment	154	1,159
Deposits	15,691	12,123
Forward purchase agreement	2,982	—
Restricted cash	2,237	2,102
Intangibles, net	1,391	1,615
Goodwill	635	635
Total assets	$71,712	$30,257

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9,864	$3,663
Loan from related party	1,000	5,150
Convertible notes, net	—	18,844
Operating lease liability	326	283
Merger transaction costs payable in shares	4,250	—
Credit facility and other loans	19,340	57
Customer deposits and deferred revenue	12,857	2,163
Total current liabilities	47,637	30,160

Deferred income tax liability	305	305
Operating lease liability, non-current	965	1,291
Credit facility, non-current	8,054	4,170
Total liabilities	$56,961	$35,926
COMMITMENTS AND CONTINGENCIES (Note 18)

Shareholders’ equity (deficit):
Common Stock Class A, $0.0001 par value; 80,000,000 authorized; 28,043,449 and 11,268,877 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3	1
Additional paid-in capital	78,410	5,185
Stock subscriptions receivable	—	(15)
Accumulated deficit	(63,662)	(10,840)
Total shareholders’ equity (deficit) attributable to Volato Group, Inc.	14,751	(5,669)
Total shareholders’ equity (deficit)	14,751	(5,669)
Total liabilities and shareholders’ equity (deficit)	71,712	$30,257

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)

	For the Years Ended December 31,
	2023	2022
Revenue	$73,338	$96,706

Costs and expenses:
Cost of revenue	82,025	94,280
Selling, general and administrative	28,822	11,611
Total costs and expenses	110,847	105,891

Loss from operations	(37,509)	(9,185)

Other income (expenses):
Gain from deconsolidation of investments	—	581
Gain from sale of consolidated entity	387	—
Gain from sale of equity-method investment	883	—
Other income	180	15
Loss from change in fair value forward purchase agreement	(13,403)	—
Interest expense, net	(3,358)	(866)
Other expenses	(15,311)	(270)

Loss before provision for income taxes	(52,820)	(9,455)
Provision for incomes taxes (benefit)	2	(55)
Net Loss before non-controlling interest	(52,822)	(9,400)
Less: Net Loss attributable to non-controlling interest	—	(33)
Net Loss attributable to Volato Group, Inc.	$(52,822)	$(9,367)

Basic and Diluted net loss per share	$(3.46)	$(0.83)

Weighted average common share outstanding:
Basic and diluted	15,245,004	11,268,879

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except shares)

	Series Seed Convertible Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Subscription Receivable	Retained Deficit	Non- controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2021	3,981,236	$4	7,120,208	$7	$5,124	$(50)	$(1,473)	$4,298	$7,910
Retroactive application of conversion of Series Seed to Class A Common Stock	-3,981	(4)	4,041,282	—	4	—	—	—	—
Retroactive application of recapitalization (note 1)	—	—	107,387	(6)	6	—	—	—	—
Balance as of December 31, 2021, As adjusted	—	—	11,268,877	1	5,134	(50)	(1,473)	4,298	7,910
Cash collected from subscription receivable	—	—	—	—	—	35	—	—	35
Stock-based compensation	—	—	—	—	17	—	—	—	17
Change in ownership interest in former subsidiary	—	—	—	—	34	—	—	—	34
Deconsolidation of former subsidiaries							—	(4,265)	(4,265)
Net loss	—	—	—	—	—	—	(9,367)	(33)	(9,400)
Balance December 31, 2022	—	$—	11,268,877	$1	$5,185	$(15)	$(10,840)	$—	$(5,669)

	Series Seed Convertible Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Subscription Receivable	Retained Deficit	Non- controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2022	0	$—	11,268,877	$1	$5,185	$(15)	$(10,840)	$—	$(5,669)
Cash collected from subscription receivable	0	—	0	—	—	15	—	—	15
Stock-based compensation	0	—	0	—	82	—	—	—	82
Issuance of common stock to employees	0	—	9,441	—	94	—	—	—	94
Reverse recapitalization, net of transaction costs	0	—	8,650,969	1	10,461	—	—	—	10,462
Exercise of stock options	—	—	207,341	0	23	—	—	—	23
Issuance of preferred Series A-1 shares, converted to Class A common stock following business combination	—	—	2,447,453	0	24,204	—	—	—	24,204
Issuance of preferred Series A-2 and A-3 shares from conversion of notes payable, converted to Class A common stock following business combination	—	—	5,459,368	1	38,361	—	—	—	38,362
Net loss	0	—	0	—	—	—	(52,822)	—	(52,822)
Balance December 31, 2023	0	—	28,043,449	3	78,410	—	(63,662)	—	14,751
The accompanying notes are an integral part of these audited consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years ended December 31,
	2023	2022
Operating activities:
Net Loss	$(52,822)	$(9,367)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	200	162
Stock compensation expense	82	17
Fair value of common stock issued to employees	94	—
Gain from sale of equity-method investments	(883)	(581)
Gain from sale of consolidated entity	(387)	—
Gain (loss) from equity-method investments	(22)	45
Deferred income tax benefit	—	(80)
Amortization right-of-use asset	296	—
Amortization of debt discount	183	42
Change in fair value forward purchase agreement	13,403	—
Changes in assets and liabilities:
Accounts receivable	(1,111)	(2,223)
Prepaid and other current assets	(1,642)	(1,586)
Deposits	(3,858)	(11,399)
Account payable and accrued liabilities	5,662	2,217
Operating lease liability	(283)	—
Customers’ deposits and deferred revenue	10,694	1,321
Net cash used in operating activities	(30,394)	(21,432)
Investing activities:
Cash payment for property and equipment	(637)	(259)
Proceeds from sale of interest in equity-method investment	4,235	6,575
Payment for acquisition of GCA	—	(1,850)
Payment for the purchase of equity-method investments	(2,328)	—
Proceeds from the sale of consolidated entity	506	—
Cash obtained from acquisition of GCA	—	679
Net cash provided by investing activities	1,776	5,145
Financing activities:
Proceeds from lines of credit	1,000	4,950
Repayments of lines of credit	—	(5,800)
Collection on subscription receivable	15	35
Proceeds from issuance of convertible notes	12,670	18,879
Purchase of forward purchase agreement	(18,911)	—
Proceeds from forward purchase agreement	2,525	—
Proceeds from other loans	—	4,500
Repayment on loans	(787)	(6)
Proceeds from business combination	19,081	—
Business combination closing costs	(2,359)	—
Proceeds from the sale of preferred stock	24,204	—
Proceeds from exercise of stock options	23	—
Net cash provided by financing activities	37,461	22,558
Net increase in cash	8,843	6,271
Cash and restricted cash, beginning of year	7,879	1,608
Cash and restricted cash, end of period	$16,722	$7,879
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,268	$61

Cash paid for income taxes	—	—
Non-Cash Investing and Financing Activities:
Credit facility for the aircraft deposits	24,000	—
Conversion of line of credit to convertible note with related party	6,001	—
Original debt discount	230	—
Conversion of preferred stock to common stock class A	62,565	—
Merger transaction cost payable in stock	4,250	—
Liabilities assumed in merger transaction unpaid at 12/31/2023	1,722	—
Initial recognition of right-of-use asset	—	1,612
Fair value adjustment to equity-method investment upon deconsolidation	—	34
Acquisition of vehicle – direct finance	—	63
The accompanying notes are an integral part of these audited consolidated financial statements.

VOLATO GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Volato Group, Inc. (“we”, “us”, “the Company”, or “Volato”) is a private aviation company founded in January 2021. That year, we entered the private jet charter and fractional ownership market with our Part 135 HondaJet ownership program, taking delivery of our first jet in August 2021 and completing our first Part 135 charter flight in October of 2021. The HondaJet is manufactured by Honda Aircraft Company (“Honda”). We took delivery of three HondaJets in 2021. In 2022, we continued to build our fleet of HondaJets. In March 2022, we acquired Gulf Coast Aviation, Inc., owner of G C Aviation, Inc., a Texas entity and Part 135 air carrier certificate holder. This acquisition added personnel and facilities to support managed aircraft, sales, maintenance, and other operational functions. Also in March 2022, we placed orders for four Gulfstream G280s for delivery in 2024 and 2025. In August of 2022, we launched the Volato Stretch jet card, a differentiated jet card product that provides flight credits for customer itinerary flexibility. In December of 2022, we signed a letter of intent for a multi-year fleet purchase of HondaJets with Honda. In January 2023, we launched our automated dynamic pricing tool for the general charter market. In March of 2023, we introduced the Insider Program, a deposit program for our charter services featuring HondaJet pricing caps in certain geographical areas. In May 2023, we and Honda executed a firm order for 23 HondaJets to be delivered in 2023 through 2025.
On December 1, 2023, Volato, Inc. (“Legacy Volato”), a Georgia corporation, PROOF Acquisition Corp I, a Delaware corporation (“PACI”) and PACI Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of PACI (“Merger Sub”), consummated the previously announced Business Combination Agreement, dated August 1, 2023 (the “Business Combination Agreement”). Pursuant to the terms of the Business Combination Agreement, a business combination between PACI and Legacy Volato was effected through the merger of Merger Sub with and into Legacy Volato, with Legacy Volato surviving the merger as a wholly-owned subsidiary of PACI (the “Business Combination,” and together with the other transactions contemplated by the Business Combination Agreement and the other agreements contemplated thereby, the “Transactions”). In connection with the consummation of the Business Combination (the “Closing”), PACI changed its name to “Volato Group, Inc.”.

Legacy Volato was deemed the accounting acquirer in the business combination. This determination was primarily based on Legacy Volato’s stockholders prior to the business combination having a majority of the voting power in the combined company, Legacy Volato having the ability to appoint a majority of the board of directors of the combined company (the “Board”), Legacy Volato’s existing management comprising the senior management of the combined company, Legacy Volato comprising the ongoing operations of the combined company, Legacy Volato being the larger entity based on historical revenues and business operations, and the combined company assuming Legacy Volato’s name.

Accordingly, for accounting purposes, the business combination was treated as the equivalent of Legacy Volato issuing stock for the net assets of PACI, accompanied by a recapitalization. Under this method of accounting, PACI who was the legal acquirer, is treated as the “acquired” company (“accounting acquiree”) for financial reporting purposes. The net assets of PACI are stated at historical cost, with no goodwill or other intangible assets recorded. The equity structure has been restated in all comparative periods up to the closing date to reflect the number of shares of the Company’s Common Stock, $0.0001 par value per share, issued to Legacy Volato stockholders in connection with the business combination.

As such, the shares and corresponding capital amounts and earnings per share related to Legacy Volato’s common stock prior to the business combination have been retroactively restated as shares reflecting the exchange ratio of approximately 1.01508 pursuant to the terms of the business combination. Legacy Convertible Preferred Stock was retroactively adjusted, converted into Common Stock, and reclassified to permanent as a result of the reverse recapitalization.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going concern, liquidity, and capital resources
The Company has only recently been formed, has limited operating history, has recorded a net loss of approximately $53 million for the year ended December 31, 2023, has a limited positive working capital of approximately $3 million, and has an accumulated deficit of approximately $64 million as of December 31, 2023. Net cash used in operating activities for the year ended December 31, 2023, was approximately $30 million.
These above matters raise substantial doubt about the Company's ability to continue as a going concern. During the next twelve months, the Company intends to fund its operations through the issuance of financial instruments including debts or equity, extend the use of its line of credit and the sale of aircraft at a premium to cost.
The Company also has the ability to reduce cash burn to preserve capital. Accordingly, management believes that its current cash position, along with its anticipated revenue growth and proceeds from future debt and/or equity financings, when combined with greater fleet utilization and prudent expense management, will allow the Company to continue as a going concern and to fund its operations for at least one year from the date these financials are available.
There are no assurances, however, that management will be able to raise capital or debt on terms acceptable to the Company. If the Company is unable to obtain sufficient additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition, and operating results. The balance sheet does not include any adjustments that might result from these uncertainties.
Basis of presentation
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
Reclassifications
Certain amounts in 2022 have been reclassified to conform with the current year’s presentation.
Principles of Consolidation
The consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Volato, Inc., a company incorporated in the State of Georgia, Gulf Coast Aviation, Inc. renamed Volato Aircraft Management Service (“VAMS”), a company incorporated in the State of Texas, GC Aviation, Inc., a company incorporated in the State of Texas, Fly Vaunt, LLC, a company incorporated in the State of Georgia, and Fly Dreams LLC, until March 3, 2023.
The Company’s consolidated subsidiaries were as follows:

Name of Consolidated Subsidiaries or Entities	State or Other Jurisdiction of Incorporation or Organization	Attributable Interest
Volato, Inc. (Legacy Volato)	Georgia	100%
Gulf Coast Aviation, Inc., renamed Volato Aircraft Management Service	Texas	100%
G C Aviation, Inc.	Texas	100%
Fly Vaunt, LLC	Georgia	100%
Fly Dreams, LLC (until March 3, 2023)	Georgia	100%

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
One of the components of the Company’s business model includes the sale of aircraft and ownership program. The aircraft ownership program is a model whereby the Company sells each fleet aircraft to a limited liability company, which was previously referred to as “Plane Co”. The Plane Co, which is owned by third-party owners, leases the aircraft back to the Company for management and charter operations on behalf of the LLC under 14 C.F.R. Part 135 certificate.

The Company does not hold any controlling interest in any Plane Co as of December 31, 2023, and 2022. Each Plane Co is set up to acquire and own one aircraft pursuant to the HondaJet aircraft purchase agreement executed with the Company. Each Plane Co is managed by PDK Management LLC until June 2023, an entity whose sole member is the Company’s Chief Executive Officer, through an operating agreement, and by Volato, Inc starting in July 2023.

On March 11, 2022, the Company executed a stock purchase agreement pursuant to which the Company acquired all of the issued and outstanding equity shares of Gulf Coast Aviation, Inc. for a total cash consideration of $1.85 million. Gulf Coast Aviation, Inc., is the owner of G C Aviation, Inc., a Texas entity and Part 135 air carrier certificate holder.

Fly Dreams holds the Federal Aviation Agency (“FAA”) certificate and conducts air carrier operations through an aircraft charter Management and Dry Lease Agreement with each of the Plane Co’s. On March 3, 2023, Legacy Volato transferred its Fly Dreams LLC operation to GCA and sold all of its membership interest in Fly Dreams LLC, including Fly Dreams FAA part 135 Certificate. Legacy Volato now conducts its operations under GCA FAA Part 135 Certificate. The selling price was $550 thousand, which resulted in the recognition of $387 thousand in gain, which is presented in other income (expense) in the consolidated statement of operations for the year ended December 31, 2023.
The Company does not hold any controlling interest in any limited liability companies as of December 31, 2023 and 2022. The Company only holds de minimis interest in one and two Plane Cos as of December 31, 2023 and 2022, respectively.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include:
•Useful lives of property, plant, and equipment.
•Assumptions used in valuing equity instruments.
•Deferred income taxes and related valuation allowance.
•Assessment of long-lived assets impairment.
•Assumptions used in the valuation of the forward purchase agreement
Cash and restricted cash

Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2023 and 2022, the Company had no cash equivalents besides what was in the cash balance as of this date. The Company has $2.24 million and $2.10 million of restricted cash at December 31, 2023, and 2022, respectively, which serves as collateral for the credit facility with SAC Leasing G280 LLC.
Investment - Equity Method
The Company accounts for its equity method investment at cost, adjusted for the Company’s share of the investee’s earnings or losses, which is reported under other income (expense) in the consolidated statement of operations. The Company periodically reviews its investment for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

As of December 31, 2023, the only equity-method investment was Volato 158 LLC with a 3.13% equity interest. As of December 31, 2022, the only equity-method investments were Volato 239 LLC with a 18.75% equity interest and Volato

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
158 LLC with a 3.13% equity interest. As of December 31, 2023 and 2022, management believes the carrying value of its equity method investments was recoverable in all material respects.
Accounts Receivable

Accounts receivables are reported on the consolidated balance sheets at the outstanding principal amount adjusted for any allowance for credit losses and any charge offs. The Company provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount that is expected to be collected. This allowance is estimated based on historical collection experience, the aging of receivables, specific current and expected future macro-economic and market conditions, and assessments of the current creditworthiness and economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Balances that are still outstanding after management has used reasonable collection efforts are written off. The Company reviews its allowance for credit losses on a quarterly basis

The Company recognized approximately $106 thousand and $5 thousand of bad debt expense during the years ended December 31, 2023 and 2022, respectively.
Fixed Assets
Fixed assets are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years:

Classification	Life
Machinery and equipment	3-7 years
Automobiles	5 years
Computer and office equipment	5 years
Website development costs	3 years
Computer Software Development
Software development costs are accounted for in accordance with ASC 350-40, Internal Use Software. Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred.
The capitalized computer software development costs are reported under the section fixed assets, net in the consolidated balance sheet and are amortized using the straight-line method over the estimated useful life of the software, generally three years from when the asset is placed in service. The Company determined that there were approximately $323 thousand and $114 thousand of internal software development costs incurred during the year ended December 31, 2023 and 2022, respectively. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.
Website development cost
The costs incurred for activities during the website application and infrastructure development stage are capitalized in accordance with the guidance on internal-use software in ASC 350-40. The Company capitalized approximately $241 thousand and $114 thousand of website development costs during the year ended December 31, 2023 and December 31, 2022, respectively. The Company recognized approximately $56 thousand and $14 thousand of amortization expense during the year ended December 31, 2023 and December 31, 2022, respectively.
Valuation of Long-Lived Assets:
In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, property, plant, and equipment, and long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
the recorded asset values, the assets are written down to their estimated fair value. No impairment was recognized during the years ended December 31, 2023 and 2022.
Fair value of financial instruments
The Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

The Company measures fair value under a framework that utilizes a hierarchy prioritizing the inputs to relevant valuation techniques. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs used in measuring fair value are:

▪Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company as the ability to access.
▪Level 2: Inputs to the valuation methodology include:
•Quoted prices for similar assets or liabilities in active markets.
•Quoted prices for identical or similar assets or liabilities in inactive markets.
•Inputs other than quoted prices that are observable for the asset or liability.
•Inputs that are derived principally from or corroborated by observable market date by correlation or other means; and
•If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
▪Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair value of the Company’s recorded forward purchase agreement (“FPA”) is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Monte Carlo simulation model was used to determine the fair value. The Company records the forward purchase agreement at fair value on the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operation.

The following table presents balances of the forward purchase agreement with significant unobservable inputs (Level 3) as of December 31, 2023, in thousand:

	Fair Value Measurements as of December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Forward Purchase Agreement	$—	$—	$2,982	$2,982
Total	$—	$—	$2,982	$2,982

The following table presents changes of the forward purchase agreement with significant unobservable inputs (Level 3) for the year ended December 31, 2023, in thousand:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)

Forward Purchase Agreement
Balance December 31, 2022	$—
Cash funded	18,911
Proceeds	(2,525)
Change in fair value	(13,403)

Balance December 31, 2023	$2,983

The Company measures the forward purchase agreement using a Monte Carlo simulation valuation model using the following assumptions:

For the Year Ended December 31, 2023
Volume Weighted average stock price ("VWAP")	$3.82
Initial Price	$10.81
Expected Volatility	87.0%
Term	1.92
Risk-free Rate	4.2%

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid and other assets, accounts payable and accrued expenses, deposits, and members’ deposit approximate their fair value because of the short maturity of those instruments. The Company’s line of credit, convertible notes and other promissory notes approximate the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term maturity of these instruments at December 31, 2023 and 2022.
Commitments and contingencies
The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment.
Revenue recognition

Revenues are recognized on a gross basis and presented on the consolidated statements of operations net of rebates, discounts, and taxes collected concurrent with revenue-producing activities. The transaction price in the Company’s contracts with its customers is fixed at the time control of goods and services are transferred to the customer. Therefore, the Company does not estimate variable consideration or perform a constraint analysis for our contracts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)

The Company determines revenue recognition pursuant to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, through the following steps:
1.Identification of the contract, or contracts, with a customer.
2.Identification of the performance obligation(s) in the contract.
3.Determination of the transaction price.
4.Allocation of the transaction to the performance obligation(s) in the contract.

The Company generates revenue primarily through three sources: (i) the sale of aircraft, (ii) charter flights which include deposit products, retail and wholesale charter flights and owner flights, and (iii) aircraft management services. Revenue is recognized when control of the promised service is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies, as a performance obligation, each promise to transfer a good or service to a customer that is distinct. To identify its performance obligations, the Company considers all of the goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

For each revenue stream, we evaluate whether our obligation is to provide the good or service itself, as the principal or to arrange for the good or service to be provided by the other party, as the agent, using the control model. For certain services provided to the customer, primarily in our aircraft management services revenue stream, the Company directs third-party providers to assist in our fulfillment of the performance obligation in contracts with our customers. Any cost reimbursements and third-party costs are recognized in revenue on a gross basis as Volato has pre-negotiated these costs and takes a certain amount of risk that it will not fully recover the costs incurred. In such circumstances, the Company is primarily responsible for satisfying the overall performance obligation with the customer and is considered the principal in the relationship because the Company has the ability to direct the third parties to provide services to our customers

Aircraft sales only requires the delivery of the aircraft.

Volato also generates revenues from charter flights for owners, deposit products, retail customers and wholesale charter brokers. Deposit products are a complementary set of products available to retail charter customers whereby the customer makes a deposit in exchange for certain charter product offerings of the Company to be provided in the future. Charter flights are flights offered to retail and non-retail charter customers in exchange for a fee. The contracts generally consist of one performance obligation and revenue is recognized upon transfer of control of our promised services, which generally occurs upon the flight hours being used during the period which the chartered flights were operated. The Company’s contract for charter services outlines the transaction price in advance. Non-owner flights typically require payment in advance. Other charter services are due upon completion of the services. The contracts include cancellation penalty charges as a percentage of the original flight based on the time of cancellation and the type of flight. Itinerary changes may result in a price change prior to the occurrence of the flight. If the total flight itinerary cannot be completed due to any reason (other than customer cancellation or no show), the charter customer is responsible for only the portion of the itinerary that can be completed, and any advance payment is refunded.

The Company’s aircraft management services are a full-service management and charter operator including dry leasing airplanes from owners, placing aircrafts on our FAA Air Carrier Certificate, operating the aircraft for owner flights and chartering the aircraft to customers. Under the aircraft management services revenues stream, aircraft owners pay management fees to the Company plus all operating expenses for the aircraft, maintenance, crew hiring and management, flight operations, dispatch, hangar, fuel, cleaning, insurance, and aircraft charter marketing. Revenues from aircraft management services consist of one performance obligation to provide management airplane management services. Revenue is partially recognized overtime for the administrative portion of the service, and partially recognized at a point in time, generally upon the transfer of control of the promised services included as part of the management services. Revenue recognized over time was $5.0 million and $2.3 million for the year ended December 31, 2023 and 2022, respectively. All other revenue was recognized upon the transfer of control of the promised services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
The Company’s contracts for managing aircraft provide for fixed monthly management fees and reimbursement of operating expenses at a predetermined margin. Generally, contracts require two months advance deposit of estimated expenses.

In accordance with ASC 606, contract assets are to be recognized when an entity has the right to receive consideration in exchange for goods or services that have been transferred to a customer. Also, in accordance with ASC 606, contract liabilities are to be recognized when an entity is obligated to transfer goods or services for which consideration has already been received. The Company recognizes contract liabilities for any advance payments from customers primarily associated with its deposit products and charter flights as well as aircraft management services revenue streams. Deposits that are provided under the Company’s Insider Membership program or the Company’s Stretch Card agreements are treated as contract liabilities when the funds are received and are reduced as the flights are utilized. Any deposits that are not utilized over the 24-month term of the agreements, which end upon being forfeited if the agreements are not renewed, would be recognized as revenues at the time they are forfeited. Occasionally, we offer credits to customers of the Company’s Insider and Stretch Card agreements in excess of the cash deposit received as an incentive offering. These credits are non-refundable and are recorded as a contract liability until they are either used or expired. The Company does not offer their customer a significant financing component as part of the arrangement because the period between the transfer of service to a customer and when the customer pays for the service is one year or less or the timing and the transfer of the services is at the discretion of the customer.

Contract liabilities consist of customer prepayments and the aircraft deposits referred to above. Total contract liabilities were $12.9 million and $2.2 million as of December 31, 2023 and 2022, respectively.

The Company has generated $73.3 million of revenue during the year ended December 31, 2023. The revenue is broken down as follows for the year ended December 31, 2023 in thousands:

Aircraft sales	$21,443
Charter flight revenue	$37,787
Aircraft Management revenue	$14,108
Total	$73,338
The Company has generated $96.7 million of revenue during the year ended December 31, 2022. The revenue is broken down as follows for the year ended December 31, 2022 in thousands:

Aircraft sales	$67,695
Charter flight revenue	$14,417
Aircraft management revenue	$14,594
Total	$96,706
Income taxes
The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company follows the guidance of 740-10-25 of the FASB ASC (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.
The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. Federal jurisdiction, and state jurisdictions. The Company is subject to U.S. Federal, state, and local income tax examinations by tax authorities. The Company currently is not under examination by any tax authority.
Stock-based compensation

The Company accounts for equity-based compensation using the fair value method as set forth in the ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards based on estimated fair values. This method requires companies to estimate the fair value of stock-based compensation on the date of grant using an option pricing model. The Company estimates the fair value of each equity-based payment award on the date of grant using the Black-Scholes pricing model.

The Black-Scholes model determines the fair value of equity-based payment awards based on the fair value of the underlying common stock on the date of grant and requires the use of estimates and assumptions, including the fair value of the Company’s common stock, exercise price of the stock option, expected volatility, expected life, risk-free interest rate and dividend rate. The Company estimates the expected volatility of its stock options by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options; it is not practical for the Company to estimate its own volatility due to the lack of historical prices. The expected term of the options is determined in accordance with existing equity agreements as the underlying options are assumed to be exercised upon the passage of time. The risk-free interest rate is the estimated average interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected life of the awards. The expected dividend yield is zero as the Company does not anticipate paying any recurring cash dividends in the foreseeable future. The Company accounts for forfeitures as they occur.

Net loss per share
The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB ASC. Basic earnings per share is computed by dividing net loss available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially dilutive debt or equity. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the year ended December 31, 2023, include stock options and convertible debt.
The Company has 2,369,169 and 2,507,618 outstanding stock options to purchase an equivalent number of common stock at December 31, 2023, and 2022, respectively.

The Company also has 29,026,000 outstanding warrants to purchase an equivalent number of shares of common stock as of December 31, 2023 at a weighted average strike price of $11.50. No warrants were issued and outstanding as of December 31, 2022.
Concentration of Credit Risk
The Company maintains its cash with a major financial institution located in the United States of America which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits.
Intangible Assets

Intangible assets other than goodwill consists of acquired finite-lived customer relationships and acquired indefinite-lived Part 135 air carrier certificate. At initial recognition, intangible assets acquired in a business combination are recognized at

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
their fair value as of the date of acquisition. Following initial recognition, finite-lived intangible assets are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset, which was determined based on management’s estimate of the period over which the asset will contribute to our future cash flows.

The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the years ended December 31, 2023 and 2022, there was no impairment loss recognized for the intangible assets.
Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.
If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter on October 1. There was no impairment of goodwill for the year ended December 31, 2023 and 2022.

Segment Reporting

The Company identifies operating segments as components of the Company. for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The chief operating decision maker is the chief executive officer. We determined that the Company operates in a single operating and reportable segment, private aviation services, as the chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and cost of revenue for purposes of making operating decisions, allocating resources, and assessing performance. Substantially all of our long-lived assets are located in the U.S. and revenue from private aviation services is substantially earned from flights throughout the U.S.

Cost of revenue

Cost of revenue includes costs that are directly related to the related revenue streams – charter flights, aircraft management, aircraft sales. Cost of revenue includes expenses incurred to provide flight services and facilitate operations, including aircraft lease costs, fuel, crew travel, maintenance, compensation expenses and related benefits for employees that directly facilitate flight operations including crew and pilots and certain aircraft operating costs such as landing fees and parking. Cost of revenue for the aircraft sales revenue includes cost of the aircraft.

Advertising Costs
Advertising costs are expensed as incurred and included in management and general expenses on the statements of operations. Such advertising amounted to $2.85 million and $405 thousand for the years ended December 31, 2023 and 2022, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
Variable Interest Entity (VIE) Accounting
The Company evaluates its ownership, contractual relationships, and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, this VIE entity is consolidated into the consolidated financial statements.

Each Plane Co is managed by PDK Management LLC, an entity whose sole member is the Company’s Chief Executive Officer, through an operating agreement until July 2023. The Company does not have the obligation to absorb losses that could be significant to the VIE or the right to receive significant benefits when it holds a minority ownership in each PlaneCo. The Company did not consolidate any variable interest entities as of December 31, 2023 and 2022.

Leases
ASC Topic 842, “Leases” (“ASC 842”) requires lessees to recognize most leases on the balance sheet with a corresponding right-to-use asset (“ROU asset”). ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. The right-of-use asset and lease liability are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU asset is evaluated for impairment using the long-lived asset impairment guidance. Leases will be classified as financing or operating, which will drive the expense recognition pattern. The Company elects to exclude short-term leases when recording a ROU asset and lease liability if and when the Company has them.
Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity (HTM) debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the Financial Account Standard Board “FASB” issued Accounting Standards Update “ASU” 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker “CODM” and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

The Company has evaluated all the recent accounting pronouncements and determined that there are no accounting pronouncements that will have a material effect on the Company’s consolidated financial statements.

NOTE 3 – BUSINESS COMBINATION

As discussed in Note 1, on December 1, 2023, the Company consummated the business combination pursuant to the merger agreement. The business combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Proof Acquisition Corp I or PACI, who was the legal acquirer, was treated as the “acquired” company for financial reporting purposes. Accordingly, the business combination was treated as the equivalent of Legacy Volato issuing stock for the net assets of PACI, accompanied by a recapitalization.

Upon the closing, holders of Legacy Volato common stock received shares of Common Stock of Volato Group, Inc. in an amount determined by application of the exchange ratio of approximately 1.01508 (the “exchange ratio”). For periods prior to the business combination, the reported share and per share amounts have been retroactively converted by applying the exchange ratio. The consolidated assets, liabilities and results of operations prior to the business combination are those of Legacy Volato.

In connection with the business combination, approximately $5.7 million of transaction related expenses and other costs were incurred.

The following table reconciles the elements of the business combination to the consolidated statement of cash flows and the consolidated statement of changes in equity:

(In thousands)	Year Ended December 31, 2023
Cash - PACI trust and cash (net of redemptions)	$19,081
Gross Proceeds	$19,081
Less Transaction related expenses and other costs	(6,898)
Less Net liabilities assumed from PACI	(1,722)
Net proceeds from the business combination	$10,461

The number of shares of Common Stock outstanding immediately following the closing was as follows:

NOTE 3 – BUSINESS COMBINATION – (CONTINUED)

Class A Common Stock
PACI public shareholders	1,767,390
PACI's sponsors	6,883,579
Company's employees	9,441
Legacy Volato shareholders (1)	7,434,936
Legacy Volato Series Preferred investors	11,948,103
Total shares of Common Stock immediately after closing	28,043,449

(1) The number of Legacy Volato shares was determined from the shares of Legacy Volato shares outstanding immediately prior to the closing converted at the exchange ratio of approximately 1.01508.

NOTE 4 – BUSINESS ACQUISITION
On March 11, 2022, the Company executed a stock purchase agreement with Stephen and Deborah Holmes for the purchase of all of the issued and outstanding equity shares of Gulf Coast Aviation, Inc. for a total cash consideration of $1.85 million.
GCA was originally formed in the State of Texas on April 18, 1997. GCA, through its wholly owned subsidiary, holds an air carrier operation certificate issued by the Federal Aviation Administration (“FAA”) under 14 C.F.R parts 119 and 135 of the Federal Aviation Regulations (“FAR”). GCA provides ad-hoc charter flights and manages aircraft for owners in the private aviation industry. GCA generates revenue from the management and chartering of aircraft.

Legacy Volato accounted for this transaction as a business combination under ASC 805. Accordingly, the assets acquired, and the liabilities assumed were recorded at their estimated fair value as of the closing date of the acquisition. Goodwill from the acquisition principally relates to the qualified workforce and potential synergy, as well as the excess value of identified net assets over the fair value of assumed liabilities. Since this transaction was a stock acquisition, the goodwill is not tax deductible.
Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can impact the Company’s consolidated financial statements. Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows, the discount rates, and the customer attrition rate.
The acquisition-date fair value of the consideration transferred is as follows, in thousand:

March 11, 2022
Cash	$1,850
Other consideration transferred	—
Purchase price	$1,850

NOTE 3 – BUSINESS COMBINATION – (CONTINUED)
The following is a purchase price allocation as of the March 11, 2022, acquisition date, in thousands:

March 11, 2022
Cash	$679
Accounts receivable	247
Other current assets	45
Fixed Assets	5
Certificate	1,200
Customer Relationships	301
Deferred tax liability	(385)
Accounts Payable and Accrued Expenses	(877)
Net Assets Acquired	$1,215
Goodwill	635
Total consideration	$1,850

Acquired tangible net assets were valued at estimates of their current fair values. Acquired intangible assets consisted of a Part 135 aircraft certificate valued at $1.20 million and customer relationships valued at $301 thousand (note 6). Customer relationship fair value was determined based on management’s estimates of projected after tax net operating profit from existing customers discounted to present value based on expected attrition rate of existing customers. The fair value of the certificate was estimated by management based on selling price of comparable certificates, adjusted as deemed appropriate. The Company did not recognize any impairment to the acquired goodwill for the years ended December 31, 2023, and 2022.

NOTE 5 – INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT

Pursuant to the Initial Public Offering (“IPO”) in December of 2021, Proof Acquisition Corp I or PACI sold 27,600,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 18). At the effective date of the merger on December 1, 2023, 1,767,390 shares were outstanding and not redeemed and were converted into an equivalent number of Class A shares of common stock of Volato Group, Inc.

At the time of the merger, 6,883,579 founders’ shares (formerly PACI’s Class B common stock shares) were also outstanding and were converted into an equivalent number of Class A shares of common stock of Volato Group, Inc.

Simultaneously with the closing of the IPO in 2021, PACI consummated the private sale to the Sponsor and BlackRock of an aggregate of 15,226,000 private placement warrants. Each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. These warrants are outstanding as of December 31, 2023.

NOTE 6–INTANGIBLES
Finite-Lived Intangible Assets
The following is a summary of finite-lived intangible assets as of December 31, 2023 and 2022, in thousand:

	December 31, 2023
	Cost	Accumulated Amortization	Net
Customer relationships	$301	$(110)	$191
	$301	$(110)	$191

	December 31, 2022
	Cost	Accumulated Amortization	Net
Customer relationships	$301	$(49)	$252
	$301	$(49)	$252

Intangible asset amortization expense was $61 thousand and $49 thousand for the year ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, future amortization expense is expected to be as follows, in thousand:

Fiscal years ending December 31,	Amount
2024	$60
2025	60
2026	60
2027	11
$191
Indefinite - Lived Intangible Assets
The following table summarizes the balances as of December 31, 2023 and 2022, of the indefinite-lived intangible assets, in thousand:

	December 31, 2023	December 31, 2022
Intangible asset - Part 135 certificate	$1,200	$1,363

The FAA Part 135 certificate for a total amount of $1.2 million relates to the certificate acquired from the GCA acquisition.
During the year ended December 31, 2023, the Company transferred its Fly Dreams LLC operations to GCA and sold its membership interest in Fly Dreams LLC, including Fly Dreams FAA Part 135 Certificate, with a carrying balance of $163 thousand, for a selling price of $550 thousand, which resulted in a gain in the amount of $387 thousand, which was reported in other income in the consolidated statement of operations for the year ended December 31, 2023. The Company did not recognize any impairment of the Part 135 certificates as of December 31, 2023, and 2022.

NOTE 7 – MERGER TRANSACTION COSTS PAYABLE

NOTE 7 - MERGER TRANSACTION COSTS PAYABLE

Merger transaction cost payable consist of the following as of December 31, 2023 and 2022, in thousand:

	December 31, 2023	December 31, 2022

Transaction costs payable in common stock	$4,250	$—
Total	$4,250	$—

In connection with the business combination, the Company entered into three agreements (the “Agreements”) with financial institutions, in which a success fee in the aggregate amount of $4.25 million will be paid by the Company to the financial institutions in case the Company consummates the acquisition. The success fees, or portion thereof, are to be paid in the Company’s shares of common stock.

ASC 480 Distinguishing Liabilities From Equity requires liability classification for all instruments that embodies an unconditional obligation that the Company must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely on a fixed monetary amount know at inception. As a result, the Company classified such liability in current liabilities as of December 31, 2023. Subsequent to December 31, 2023, the Company issued an aggregate number of 1,208,543 shares of Class A common stock in full settlement of such liability (see note 20).

NOTE 8 – FORWARD PURCHASE AGREEMENT

On November 28, 2023, PACI, the Company (PACI is referred to as the counterparty prior to the closing while the Company is referred to as the counterparty after the closing) and Vellar Opportunities Fund Master, Ltd. (“Seller”), entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”).

Pursuant to the terms of the Forward Purchase Agreement, the Seller intends, but is not obligated, to purchase prior to the closing up to 2.0 million shares (the “Maximum Number of Shares”) of the Company from third parties through a broker in the open market. The Number of Shares subject to a Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the respective Forward Purchase Agreement.

The Forward Purchase Agreement provides that the Seller will be paid directly an aggregate cash amount (the “Prepayment Amount”) equal to the product of (i) the number of shares as set forth in the pricing date notice and (ii) the redemption price paid by the Company on the closing date to holders of its common stock who exercised their redemption rights in connection with the business combination (the “Initial Price”).

From time to time and on any date following the business combination, the seller may, in its absolute discretion, terminate the Forward Purchase Agreement in whole or in part by providing written notice to the Counterparty that specifies the quantity by which the number of shares shall be reduced.

The valuation date (the “Valuation Date”) for the Forward Purchase Agreement will be the earliest to occur of (a) the date that is 24 months after the closing date, (b) the date specified by seller in a written notice to be delivered to the counterparty at seller’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of any of (w) a VWAP (“Volume Weighted Average Price”) trigger event (defined when the VWAP price, for any twenty trading days during a thirty consecutive trading-day period, is below $1.00 per share) (x) a delisting event, or (y) a registration failure and (c) the date specified by Seller in a written notice to be delivered to Counterparty at Seller’s sole discretion.

On the Cash Settlement Payment Date, which is the 70th trading day immediately following the Maturity Date, Seller shall pay the Company a cash amount equal to (1) the number of shares as of the valuation date multiplied by (2) the closing price of the Shares on the business day immediately preceding the valuation date.

In all other cases, the Seller shall pay the Company a cash amount equal to (1) the number of shares as of the valuation date multiplied by the VWAP Price over the valuation period less (2) the settlement amount adjustment.

The settlement amount adjustment is equal to the product of (1) (a) the maximum number of Shares less (b) any terminated shares as of the valuation date, multiplied by (2) $1.50.

During the year ended December 31, 2023, the Company paid an aggregate amount of approximately $18.9 million. The Company collected $2.4 million in December 2023, and recognized a loss on the change in fair value of the forward purchase agreement in the aggregated amount of $13.4 million, which was reported in other expenses in the consolidated statement of operations for the year ended December 31, 2023.

NOTE 9– FIXED ASSETS
Fixed assets consist of the following at December 31, 2023 and 2022, in thousand:

	December 31, 2023	December 31, 2022
Machine and equipment	$191	$173
Automobiles	102	63
Website development costs	290	49
Computer and office equipment	11	8
Software development costs	437	114
	1,031	407
Less accumulated depreciation	(185)	(59)
	$846	$348
During the years ended December 31, 2023 and 2022, the Company recognized $140 thousand and $112 thousand of depreciation, respectively.

NOTE 10 – DEPOSITS
Deposits consist of the following at December 31, 2023 and 2022, in thousand:

	December 31, 2023	December 31, 2022
Deposits on aircraft	$40,300	$12,833
Other deposits	516	123
Total deposits	$40,816	$12,956
Less current portion	(25,125)	(833)
Total deposits, non-current	$15,691	$12,123

Below is a breakdown of the deposits on aircraft as of December 31, 2023 and 2022, in thousand:

	December 31, 2023	December 31, 2022
Gulfstream aircraft deposits	$39,000	$12,000
Honda aircraft deposits	1,300	833
Total deposits on aircraft	40,300	$12,833
Less current portion	$(25,050)	(833)
Total deposits on aircraft non-current	15,250	$12,000
Gulfstream Aerospace, LP
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G 280 aircraft for total consideration of $79 million with expected delivery throughout fiscal year 2025.

During the year ended December 31, 2023, the Company funded an additional amount of $27 million, of which $24 million was funded through the SAC Leasing G 280 line of credit and $3 million paid directly by the Company. During the year ended December 31, 2022, the Company funded $12 million pursuant to the terms of the executed purchase agreements, of which $4.5 million was funded through SAC leasing G 280 Line of credit.

The Company funded an aggregate amount of $39 million and $12 million towards the acquisition price of the four Gulfstream G 280 aircraft in accordance with the scheduled payment terms of the agreements as of December 31, 2023, and December 31, 2022, respectively.
HondaJet
The Company entered into aircraft purchase agreements with Honda Aircraft Company LLC, under which it paid $1.3 million and $0.8 million of deposits for aircraft not yet delivered at December 31, 2023 and December 31, 2022, respectively.
During the year ended December 31, 2023, the Company took delivery of three aircraft for a purchase price of $17.9 million.
In May 2023, the Company and Honda Aircraft Company, LLC entered into a HondaJet Fleet Purchase Agreement for the acquisition of twenty-three (23) HondaJet HA-420 Aircraft for a total aggregate purchase price of $161.1 million for delivery between the fourth fiscal quarter of 2023 and the fourth fiscal quarter of 2025.

NOTE 11 – EQUITY-METHOD INVESTMENT
The Company has the following equity method investments at December 31, 2023 and December 31, 2022, in thousand:

	December 31, 2023	December 31, 2022
Investment in Volato 158 LLC	$154	$152
Investment in Volato 239 LLC	—	1,007
	$154	$1,159
The Company has one equity-method investment as of December 31, 2023: Volato 158 LLC, with a membership interest of 3.125%.
The Company had the following two equity-method investments as of December 31, 2022: Volato 158 LLC, Volato 239 LLC, with a membership interest of 3.125% and 18.75%, respectively.
Volato 158 LLC
In August 2021, the Company executed an aircraft purchase agreement with Volato 158 LLC (“158 LLC”) and contributed an aircraft with a carrying amount of $4.2 million to 158 LLC for a 100% membership interest in 158 LLC. The investment in 158 LLC was initially consolidated as the Company had a controlling financial interest in 158 LLC.
As of December 31, 2023, the Company had a remaining 3.125% interest in 158 LLC. Based on its equity investment, the Company recorded a loss from its equity-method investment of $3 thousand for the year ended December 31, 2023, which decreased the carrying value of its equity-method investment as of December 31, 2023, to $154 thousand..
As of December 31, 2022, the Company has a remaining 3.125% interest in 158 LLC. Based on its equity investment, the Company recorded a gain from its equity-method investment of $11 thousand for the year ended December 31, 2022, which increased the carrying value of its equity-method investment as of December 31, 2022 to $152 thousand.
Volato 239 LLC
During the year ended December 31, 2022, the Company formed Volato 239 LLC (“239 LLC”) in which third-party investors invested an aggregate amount of $6.37 million for 81.25% interest in 239 LLC.
The Company retained 0.01% and 18.75% interest in 239 LLC as of December 31, 2023, and December 31, 2022, respectively. The Company elected to account for its investment under the equity method as the Company exercised significant influence through a management agreement with an affiliate of the Company.
Based on its equity investment, the Company has recorded a loss from its equity-method investment of $6 thousand for the year ended December 31, 2022.
Based on its equity investment, the Company recorded a gain from its equity-method investment of $20 thousand for the year ended December 31, 2023, which is reported as other income in the Company’s consolidated statement of operations for the year ended December 31, 2023.
During the year ended December 31, 2023, the Company sold to third-party investors an aggregate amount of $1.47 million for the remaining 18.75% interest in 239 LLC, resulting in the recognition of a profit of $443 thousand, which had been deferred at December 31, 2022. This profit is presented in other income in the consolidated statement of operations for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company also purchased membership interest in two LLC’s for an aggregate amount of $2.3 million, which it resold to third party investors for a total consideration of $2.7 million, recognizing a gain of $0.4 million, which is presented in other income in the consolidated statement of operations for the year ended December 31, 2023.

NOTE 12 – REVOLVING LOAN AND PROMISSORY NOTE- RELATED PARTY
Revolving loan and promissory note with a related party consisted of the following at December 31, 2023 and December 31, 2022, in thousand:

	December 31, 2023	December 31, 2022
Dennis Liotta, December 2021 – 4% interest – secured revolving loan, due January 2023	$—	$5,150
Dennis Liotta, March 2023 – 10% interest – promissory note due March 2024	1,000	—
Total notes from related party - current	$1,000	$5,150
Dennis Liotta (father of the Company’s Chief Executive Officer) – December 2021 Secured revolving note:
On December 9, 2021, the Company entered into a revolving loan agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $8.0 million that matured on January 1, 2023 (“December 2021 note”). The Company is required to make monthly payments of interest at a fixed rate of 4.0% per annum. The Company is required to make principal repayments at fixed scheduled dates. In the event of default, the entire unpaid principal balance together with all accrued but unpaid interest shall be due and payable regardless of the maturity date. If the default occurs and remains uncured beyond the applicable grace period, then the entire unpaid principal balance shall bear interest at a default interest of 500 basis points (5%) over the regular interest or nine percent (9%). Events of default include the failure to make principal or interest payments when due, any judgement in excess of $500, indebtedness cross default, or bankruptcy proceedings.
In conjunction with the execution of the revolving note, both parties executed a security agreement, under which the Company granted a continuing security interest in all of the assets of the Company. The Company did not make its interest payments, thus triggering a default and increasing the interest rate to 9% plus an additional 5% on the missed payments.
The Company incurred approximately $370 thousand and $480 thousand of interest and penalties during the years ended December 31, 2023, and 2022, respectively.
During the Company’s first fiscal quarter, the Company converted the unpaid principal balance of this revolving note and accrued interest into a convertible note for total principal balance of $6.0 million.
The balance of the December 2021 note was $0 and $5.15 million as of December 31, 2023, and December 31, 2022, respectively.
Accrued interest, relating to this line of credit, was approximately $0 and $495 thousand as of December 31, 2023, and December 31, 2022, respectively, which are presented in accrued interest in the consolidated balance sheets.

Dennis Liotta (father of the Company’s Chief Executive Officer) – March 2023 promissory note
On March 15, 2023, the Company entered into a promissory note agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $1 million, with an effective date of February 27, 2023, which matures on March 31, 2024 (“March 2023 note”). The entire outstanding principal balance together with accrued but unpaid interest are due at the maturity date. The March 2023 note includes a ten percent (10%) interest rate per annum, which will be increased to twenty percent (20%) upon an event of default. Events of default include the failure to make any principal and accrued interest when due, any legal proceedings against the Company or a voluntary federal bankruptcy. The March 2023 note may be prepaid at any time without penalties. Promissory note from related party was $1.0 million and $0 as of December 31, 2023, and December 31, 2022, respectively.
The Company incurred $86 thousand of interest during the year ended December 31, 2023. Accrued interest was $86 thousand as of December 31, 2023, which is presented in accounts payable and accrued liabilities in the consolidated balance sheet as of December 31, 2023.

NOTE 13 – UNSECURED CONVERTIBLE NOTES

Unsecured convertible notes consisted of the following at December 31, 2023 and December 31, 2022, in thousand:

	December 31, 2023	December 31, 2022
2022 unsecured convertible notes, 5% coupon, due December 2023	$—	$18,879
2023 unsecured convertible notes, 4% coupon, due March 2024	—	—
Total unsecured convertible notes, gross	—	18,879
Less unamortized debt discounts	—	(35)

Total unsecured convertible notes, net of discount	$—	$18,844
Less current portion	—	18,844
Total unsecured convertible notes, net of discount non-current	$—	$—

2022 unsecured convertible notes due December 2023 (“2022 notes”)

During the year ended December 31, 2022, the Company entered into a series of convertible notes with various investors in a series of multiple closings (the “2022 unsecured convertible notes”) for an aggregate principal not to exceed $20.0 million. During the year ended December 31, 2022, the Company issued convertible notes in an aggregate principal amount of $18.9 million, of which $18.9 million was funded as of December 31, 2022.

During the year ended December 31, 2023, the Company secured one additional convertible note for principal amount of $250 thousand, of which $250 thousand was funded for an aggregate amount of $19.13 million.

In conjunction with the issuance of the notes, the Company incurred $87 thousand of closing financing costs to this date, which were presented as an offset to the convertible notes in the consolidated balance sheets as of December 31, 2022.

The 2022 unsecured convertible notes included a conversion feature that failed the derivative accounting pursuant to ASC 815 Derivatives and Hedging as the conversion feature failed the net settlement criterion for derivative accounting, as the common shares underlying the conversion feature are not readily convertible to cash. The 2022 convertible notes are contingently convertible into equity securities upon a future contingent event outside of the Company’s control.

On January 1, 2023, the Company elected to adopt ASU 2020-06 Debt- Debt with Conversion and Other Options (Subtopic 470-20), which eliminated, among other things, the beneficial conversion model, and as such the 2022 convertible notes was accounted for as a single liability measured at its amortized costs.

On July 21, 2023, the Company secured qualifying financing for cash, which triggered the automatic conversion of the carrying balance of the 2022 convertible notes into series A-2 of preferred stock in Legacy Volato.

During the year ended December 31, 2023, the Company converted the carrying balance of the 2022 unsecured convertible notes, which includes principal balance of $19.13 million, accrued but unpaid interest in the amount of $813 thousand and $36 thousand of unamortized debt discount, into 3,327,624 shares of Series A-2 preferred stock based on an agreed upon conversion price of $5.9820 in accordance with the original terms of the 2022 unsecured convertible notes agreements. On December 1, 2023, following the closing of the business combination agreement, the Company converted the 3,327,624 shares of Series A-2 preferred stock into 3,377,812 shares of Class A Common Stock of Volato Group, Inc.

During the year ended December 31, 2023, the Company amortized $38 thousand of closing financing costs through interest expense, bringing the unamortized financing costs balance at approximately $36 thousand before conversion.

During the year ended December 31, 2022, the Company amortized $15 thousand of closing financing costs through interest expense, bringing the unamortized financing costs balance at approximately $35 thousand.

During the year ended December 31, 2023 and 2022, the Company recognized $552 thousand and $249 thousand of interest expense, respectively.

2023 unsecured convertible notes

The Company entered into a series of convertible notes (the “2023 unsecured convertible notes”) issued in a series of multiple closings for an aggregate principal not to exceed $25.0 million. During the year ended December 31, 2023, the Company issued a series of notes in an aggregate principal amount of $18.42 million, of which $12.42 million was funded and $6.0 million was issued pursuant to the conversion of the line of credit with a related party (see note 12).

On July 21, 2023, Legacy Volato secured a qualifying financing for cash, which triggered the automatic conversion of the 2023 convertible notes into a newly issued series of preferred stock, namely the Series A-3 preferred stock.

During the years ended December 31, 2023 and 2022, the Company recognized approximately $34 thousand and $0 of interest expense, respectively.

During the year ended December 31, 2023, the Company converted the carrying balance of the 2023 unsecured convertible notes, which includes principal balance of $18.42 million, accrued but unpaid interest in the amount of $34 thousand, into 2,050,628 shares of Series A-3 preferred stock in Legacy Volato, based on an agreed upon conversion price of $9.00 in accordance with the original terms of the 2023 unsecured convertible notes agreements. On December 1, 2023, following the closing of the business combination agreement, the Company converted the 2,050,628 shares of Series A-3 preferred stock into 2,081,556 shares of Class A Common Stock of Volato Group, Inc.

NOTE 14 – CREDIT FACILITY AND OTHER LOANS
Credit facility and other loans consisted of the following at December 31, 2023 and December 31, 2022, in thousand:

	December 31, 2023	December 31, 2022
SAC Leasing G280 LLC credit facility, 12.5% interest, net of deposits	$27,750	$4,500
Less discounts	(376)	(330)
Total credit facility, net of discount	$27,374	4,170
SAC Leasing G280 LLC Line of credit
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million with expected deliveries in 2024 and 2025, of which an aggregate amount of $30.0 million was funded and paid as of December 31, 2023, partially through a credit facility from SAC leasing G 280.

During the year ended December 31, 2023, the Company paid an additional $3.0 million towards the purchase agreements and funded an additional $24.0 million through the SAC Leasing G280 credit facility. During the year ended December 31, 2022, the Company funded an aggregate amount of $12 million, of which $4.5 million was funded through a credit facility from SAC leasing and $7.5 million was paid in cash.

During the year ended December 31, 2023, the Company increased its SAC leasing G280 line of credit by $24.0 million offset by a deposit funded in the amount of $750 thousand, which brings the carrying balance at $27.75 million as of December 31, 2023.
The Company incurred $548 thousand and $357 thousand of incremental closing costs, which are reported as debt discount against the liability in the consolidated balance sheets as of December 31, 2023, and December 31, 2022, respectively.

During the year ended December 31, 2023 and 2022, the Company amortized to interest expense $146 thousand and $27 thousand of debt discount, respectively.
The maturity date is the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC G280 LLC as collateral on this credit facility.

During the year ended December 31, 2023 and 2022, the Company incurred approximately $2.17 million and $65 thousand of interest under this facility, respectively.
The Company entered into the pre-delivery payment agreement on October 5, 2022, with SAC Leasing G280, LLC to obtain loans in the aggregate amount of $40.5 million for the purchase of four (4) Gulfstream G280 aircraft to be delivered in 2024 and 2025. The Board of Directors consented to the participation of Coastal States Bank, as a syndicate lender in the financing of additional aircraft by SAC Leasing G280 LLC. On August 25, 2023, the Company and SAC Leasing V280, LLC entered into the first amendment to pre-delivery payment agreement. As of December 31, 2023, the Company had an aggregate amount of $28.5 million in promissory notes, of which 60% was sole to Coastal States Bank pursuant to the first amendment.

NOTE 15 – RELATED PARTIES

Argand Group LLC (jointly owned by the Chief Executive Officer and his wife as Vice President of Legal)

As of December 31, 2023, Argand Group LLC owns an aggregate of 3,414,661 shares of Common stock in Legacy Volato. Following the business combination, these shares were converted into 3,466,154 shares of Class A common stock of Volato Group, Inc. representing approximately 12.4% of the issued and outstanding shares of Class A common stock.

The Company leases two (2) aircraft from Argand up until July 31, 2023. The total lease expense incurred by the Company was $0 and $56 thousand during the year ended December 31, 2023 and 2022, respectively. There is no balance owed to Argand Group LLC as of December 31, 2023.

PDK Management LLC (Chief Executive Officer is the sole member)

The Company facilitates the formation of limited liability plane companies (earlier defined as “Plane Co”), which are then funded by third party members prior to the sale and delivery of an aircraft purchased from Honda Aircraft Company that will enter into the Company’s fractional program. Each Plane Co is governed by an operating agreement and managed by PDK Management LLC, an entity whose sole member is the Company’s Chief Executive Officer until June 2023.

The aggregate amount of revenue generated from Plane Cos totaled $5.1 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively.

Expenses charged to the Company by Plane Co’s totaled $3.9 million and $2.0 million for the year ended December 31, 2023 and 2022, respectively.

Balance due to Plane Cos amounted to $0.2 million and $0.2 million as of December 31, 2023 and 2022, respectively.

Liotta Family Office, LLC (60% owned by the father of the Company’s Chief Executive Officer, 20% owned by the brother of the Company’s Chief Executive Officer and 20% owned by the Company’s Chief Executive Officer)

During the year ended December 31, 2023, Liotta Family Office, LLC entered into an unsecured promissory note for a total amount of $1.0 million (note 12). The Company incurred approximately $86 thousand of interest during the year ended December 31, 2023. Accrued interest was approximately $86 thousand as of December 31, 2023.

During the year ended December 31, 2023, the Company converted the remaining principal, accrued interest and penalties of its line of credit into a convertible note for a total principal of $6.0 million. During the year ended December 31, 2023, the Company converted the principal of $6.0 million into 668,065 shares of Series A-3 preferred stock in Legacy Volato.

Following the business combination, the 668,065 shares of Series A-3 preferred stock were converted into 678,139 shares of Class A common stock of Volato Group, Inc.

During the year ended December 31, 2023, the Company converted $3.0 million principal and $166 thousand of accrued interest owed to Liotta Family Office, LLC, into 529,190 shares of Series A-2 preferred stock in Legacy Volato, which were converted into 537,170 shares of Class A common stock of Volato Group, Inc. following the business combination.

Liotta Family Office, LLC currently owns 1,322,118 shares of Class A common stock, which represents approximately 4.7% of the issued and outstanding Class A common stock as of December 31, 2023.

Aircraft Lease and Charter Services

As part of Volato’s aircraft ownership program, Volato leases a HondaJet HA-420 aircraft from Volato 158, LLC (“158LLC”), the Company’s equity-method investment, which is 25% owned by DCL H&I, LLC (“DCL”). Dennis Liotta (The Company’s Chief Executive Officer’s father) and his spouse own 100% of DCL. Under the terms of an aircraft dry lease, 158 LLC pays Volato a monthly management fee of $38 thousand, and Volato AMS pays 158 LLC an hourly rental rate of $1 thousand per revenue flight hour. The lease expires on August 20, 2026.

Hangar Sublease and Personnel Services

The Company leases hangar and office space from Modern Aero, LLC (“Modern Aero”), a Florida limited liability company that operates a flight school at the Northeast Florida Regional Airport in St. Augustine, Florida. The Company’s Chief Executive Officer and his spouse hold a majority interest in Modern Aero. Legacy Volato pays $4 thousand per month in rent under a month-to-month lease arrangement.

Hoop Capital, LLC (Controlled by the Company’s Chief Commercial Officer and a director)

As of December 31, 2023, Hoop Capital LLC owned an aggregate of 3,414,660 shares of Common stock in Legacy Volato, which were converted into 3,466,153 shares of Class A common stock in Volato Group, Inc. following the business combination.

Matthew Liotta 2021 Trust (the “Liotta Trust”)

On December 30, 2022, Legacy Volato issued an unsecured convertible note to Matthew Liotta in the amount of $1 million. During the year ended December 31, 2023, Legacy Volato incurred approximately $29 thousand of interest. Following the qualifying financing, Legacy Volato converted the principal and accrued interest of the note in the aggregate amount of $1 million into 171,748 shares of Series A-2 preferred stock, which were converted into 174,338 shares of Class A common stock of Volato Group, Inc., following the business combination.

NOTE 16 – INCOME TAXES
Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that would impact the consolidated financial statements or related disclosures.
Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company operated at a loss and the deferred tax asset is offset by a corresponding valuation allowance.

The net deferred tax assets and liabilities consist of the following amounts at December 31, 2023 and 2022, in thousands:

	2023	2022
Deferred Tax Assets
Allowance for doubtful Accounts	$1	$1
Investment in Plane Cos LLC	44	168
Loss carryforwards	11,521	2,792
Intangible	626	(347)
Interest expense limitations	659	64
Other	15	1
Total deferred tax assets	12,866	2,679
Deferred Tax Liabilities
Property and equipment depreciation	(74)	(399)
Valuation allowance	(13,096)	(2,585)
Total deferred tax liabilities	(13,170)	(2,984)
Net deferred tax assets (liabilities)	(305)	(305)
The Company has federal operating losses carryforward of approximately $47 million and $11 million available as of December 31, 2023 and 2022, respectively, to reduce future taxable income at the federal level, and it has net operating losses of approximately $38 million and $9 million at the state level, to offset $38 million and $9 million of future state taxable income, respectively.
A reconciliation from the statutory federal income tax rate to the effective income tax rate is as follows:

	2023	2022
Expected federal income taxes at statutory rate	21.00%	21.00%
State and local income taxes	4.54%	4.54%
Permanent differences	(6.79)%	(0.04)%
Change in valuation allowance	(18.18)%	(24.11)%
Other	(0.69)%	(0.83)%
Effective income tax rate	(0.12)%	0.56%

The primary differences between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income (loss) before income taxes relate to state income taxes, and the recognition of a valuation allowance for deferred income tax assets. The net deferred tax liabilities relate to long lived assets with an indefinite life.
NOTE 17 – SHAREHOLDERS’ EQUITY (DEFICIT)

On December 1, 2023, the Company filed its Second Amended and Restated Articles of Incorporation with the State of Delaware. Our Certificate of Incorporation authorizes the issuance of 81,000,000 shares, consisting of 80,000,000 shares of Class A Common Stock, $0.0001 par value per share, and 1,000,000 shares of Preferred Stock, $0.0001 par value per share. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and non-assessable.

The Company has authorized stock which have been designated as follows:

	Number of Shares Authorized	Number of Shares Outstanding As of December 31, 2023	Par Value
Class A Common Stock	80,000,000	28,043,449	$0.0001
Preferred Stock	1,000,000	0	$0.0001

Preferred Stock

No shares of preferred stock have been issued as of December 31, 2023 and 2022.

Class A Common Stock

Conversion of preferred stock shares (Series Seed, Series A-1, Series A-2 and Series A-3) into the Company’s Class A Common Stock.

Series Seed Preferred Stock (Legacy Volato)

Legacy Volato issued an aggregate of 3,981,236 series seed shares of preferred stock for total purchase price of $4.585 million, of which $4.585 million was funded up to the business combination. During the year ended December 31, 2023, the Company collected the remaining $15 thousand owed towards the purchase price, which was reported as stock subscription receivable as of December 31, 2022.

Following the effective date of the business combination, Legacy Volato converted the 3,981,236 shares of Series Seed Preferred into 4,041,282 shares of Class A Common Stock of Volato Group, Inc. There was no other activity during the years ended December 31, 2023 and 2022.

Series A-1 Preferred Stock (Legacy Volato)

During the year ended December 31, 2023, the Company issued 2,411,087 shares of Series A-1 for a total cash consideration of $24.2 million.

Following the business combination, the Company converted its 2,411,087 shares of Series A-1 preferred stock issued and outstanding into 2,447,453 shares of Class A Common Stock of Volato Group, Inc. based on an exchange ratio of 1.01508

Series A-2 Preferred Stock (Legacy Volato)

During the year ended December 31, 2023, the Company issued 3,327,624 Series A-2 shares of preferred stock from the conversion of the 2022 convertible notes (note 14) in the aggregate principal amount of $19.1 million and $0.8 million of accrued but unpaid interest based on an effective conversion price of $5.9820.

Following the business combination, the Company converted the 3,327,624 shares of Series A-2 preferred stock issued and outstanding into 3,377,812 shares of Class A Common Stock of Volato Group, Inc. based on an exchange ratio of 1.01508.

Series A-3 Preferred Stock (Legacy Volato)

During the year ended December 31, 2023, the Company issued 2,050,628 Series A-3 shares of preferred stock from the conversion of the 2023 convertible notes (note 14) in the aggregate principal amount of $18.4 million and $0.1 million of accrued but unpaid interest based on an effective conversion price of $9.00.

Following the business combination, the Company converted the 2,050,628 shares of Series A-3 preferred stock into 2,081,556 shares of Class A Common Stock of Volato Group, Inc. based on an exchange ratio of 1.01508.

Conversion of PACI Class B Founder Shares into the Company’s Class A common stock

The shares of Class B common stock automatically converted into Class A common stock at the time of the closing of the business combination. Upon the business combination, the Company converted 6,883,579 shares of Class B common stock into an equivalent number of the Company’s shares of Class A common stock.

Conversion of PACI Class A Public Shares into the Company’s Class A common stock.

The Company converted 1,767,390 shares of non-redeemed PACI public shares into an equivalent number of Shares of Class A Common Stock of the Company following the business combination.

Stock Options - Equity Incentive Plans

Summary of the 2021 Plan (“2021 Plan”)

As of the effective date of the business combination, each then-outstanding unexercised option (whether vested or unvested) to purchase shares of Legacy Volato Common Stock granted under the 2021 Plan was assumed by Volato Group and shall be converted into a stock option (a “Volato Group option”) to acquire shares of Class A Common Stock of Volato Group, par value $0.0001 per share, in accordance with the business combination agreement.

The 2021 Plan became effective on August 13, 2021, and will remain in effect until August 12, 2031, unless terminated earlier by the Board. The 2021 Plan was amended and restated in connection with the assumption by PACI to reflect the effect of the business combination agreement by modifying eligibility (employees and consultants of Volato Group, Inc.), to reflect PACI’s assumption of the 2021 Plan, to clarify that Common Stock will be issued under the 2021 Plan, and to adjust the number of shares issuable under the 2021 Plan by the exchange ratio of 1.01508.

No awards were granted or will be granted under the 2021 Plan after the 2023 Plan Effective Date. Awards granted under the 2021 Plan that will be outstanding on the 2023 Plan Effective Date will be accelerated or continued in accordance with their terms subject to vesting schedules pursuant to the applicable restricted stock award agreement or option agreement.

The 2021 Plan authorizes the issuance of 2,724,347 shares (subject to adjustment for anti-dilution purposes), all of which may be issued under the 2021 Plan pursuant to incentive stock options. As of the date of the business combination agreement on December 1, 2023, 2,369,169 shares were subject to outstanding awards, and no shares remained available for the grant of awards.

The balance and activity of all stock options outstanding under the 2021 Plan as of December 31, 2023, and 2022, is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2022	613,463	$0.12	9.6
Granted	1,894,155	$0.14	—
Cancelled	0	$—	—
Exercised	0	$—	—
Outstanding at December 31, 2022	2,507,618	$0.14	9.4
Granted	382,726	$8.21	—
Cancelled	(313,783)	$0.22	—
Exercised	(207,392)	$0.12	—
Outstanding as of December 31, 2023	2,369,169	$1.43	8.8
Exercisable as of December 31, 2023	2,232,117	$0.21
The following table summarizes the range of exercise price, weighted average remaining contractual life (“Life”) and weighted average exercise price (“Price”) for all stock options outstanding as of December 31, 2023:

	Options Outstanding
Exercise Price	Shares	Life (in years)
$0.12	160,856	7.6
$0.14	1,594,962	8.8
$0.16	235,042	8.5
$7.21	76,453	9.3
$8.40	101,778	9.9
$8.52	200,078	9.9
	2,369,169	8.8
The Black-Scholes option pricing model is used by the Company to determine the weighted-average fair value of share-based payments. The weighted average grant date fair value of stock options issued during the year ended December 31, 2023, was $3.81 per share. The Company’s recognizes forfeitures as they occur. The fair value of stock options on the grant date was determined using the following weighted-average assumptions during the year ended December 31, 2023 and 2022:

	For The Year Ending December 31,
	2023	2022
Expected term	2-6	5.5-6.3
Expected volatility	30%-71%	30%
Expected dividends	None	None
Risk-free interest rate	3.6%-4.6%	1.9%-4.0%
Forfeitures	None	None
As of December 31, 2023, the unrecognized compensation cost related to non-vested awards was $1.4 million.

Summary of the 2023 Plan (“2023 Plan”)

The 2023 plan was approved at the special meeting of the shareholders of the Company on November 28, 2023.
The 2023 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options) stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of Common Stock for issuance pursuant to awards under the 2023 Plan equal to 5,608,690 shares.

Warrants

As of December 31, 2023 and 2022, there were 13,800,000 public warrants (note 4) and 15,226,000 private placement warrants (note 5) issued and outstanding.

Private placement warrants

Simultaneously with the closing of the Initial Public Offering by PACI in 2021, the Company f/k/a Proof Acquisition Corp I consummated the private placement of 15,226,000 private placement warrants at a price of $1.00 per private placement warrant to the sponsor and Blackrock. Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. Such private warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company. The private warrants are all exercisable as of December 31, 2023. There was no activity during the years ended December 31, 2023 and 2022.

Public warrants

Pursuant to the Initial Public Offering by PACI in 2021, the Company sold 27,600,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A majority of the shares were redeemed before the merger transaction, but the warrants remain. As a result there are 13,800,000 warrants outstanding as of December 31, 2023.

The public warrants will become exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the Initial Public Offering. The public warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation. The public warrants are all exercisable as of December 31, 2023. There was no activity during the years ended December 31, 2023 and 2022.

The following table is a summary of the Company’s warrant activity during the years ended December 31, 2023 and 2022:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of January 1, 2022	29,026,000	$11.50	5
Granted	0
Cancelled	0
Exercised	0
Outstanding as of December 31, 2022	29,026,000	$11.50	5
Granted	0
Cancelled	0
Exercised	0
Outstanding as of December 31, 2023	29,026,000	$11.50	5
Exercisable as of December 31, 2023	29,026,000

NOTE 18 – COMMITMENT AND CONTINGENCIES
Honda May 2023 Purchase Agreement

On May 5, 2023, the Company entered into a HondaJet Fleet Purchase Agreement with Honda Aircraft Company. LLC, for the purchase and delivery of twenty-three (23) HondaJet HA-420 Aircraft for a total estimated purchase price of $161.1 million with expected delivery between the fourth fiscal quarter of 2023 and the fourth fiscal quarter of 2025. The

Company should make a $150 thousand deposit for each aircraft twelve months prior to the expected delivery date. As of December 31, 2023, the Company took delivery and sold one aircraft related to this agreement, which brings the balance of aircraft to be delivered at twenty-two (22) as of December 31, 2023.

As of December 31, 2023, the Company has funded an aggregated amount of $1.3 million towards the purchase agreement, which is presented under Deposits on Aircraft non-current in the consolidated financial statements. Pursuant to the terms of the agreement, the Company is required to fund an additional $1.5 million in deposits in the next twelve months.
Gulfstream Aerospace, LP
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft for total consideration of $79 million and with expected deliveries in 2024 through 2025, for which the Company made prepayments totaling $39 million and $12.0 million as of December 31, 2023, and December 31, 2022, respectively. The $39.0 million is non-refundable, except in some specific circumstances, and would serve as consideration for liquidated damages of $3.0 million per aircraft should the purchase agreement be terminated by the Company.
During the year ended December 31, 2023, the Company made additional payments of $27.0 million towards these agreements, of which $24.0 million was funded through the SAC Leasing G280 LLC credit facility (note 15) and $3.0 million was paid by the Company.
Future minimum payments under the purchase agreements with Gulfstream Aerospace, LP at December 31, 2023, are as follows, in thousands:

For the twelve months ended December 31,	Gulfstream G280 Fleet
2024	$24,500
2025	15,500
Total expected contractual payments	$40,000
The Company has a credit facility in place with SAC Leasing G280 LLC to fund $40.5 million of the original $79.0 million due under these purchase agreements with Gulfstream Aerospace LP. The remaining balance to be funded by SAC Leasing G280 LLC is $12.0 million as of December 31, 2023.
Operating Leases
The Company leases property and equipment under operating leases. For leases with terms greater than 12 months, the Company records the related assets and obligations at the present value of the lease payments over the lease term. Many of the leases contain renewal options and/or termination options that are factored into our determination of lease payments when appropriate. The Company uses its incremental borrowing rate to discount lease payments to present value, as the rates implicit in its leases are not readily determinable. The incremental borrowing rate is based on the estimated interest rate for collateralized borrowing over a similar term of the lease at the commencement date.
Aircraft Leases
During 2022, the Company began leasing an aircraft with a term of five years which has fixed lease payments. The Company recognized an operating lease liability in the amount of the net present value of the future minimum lease payments, and a right-of-use asset. The discount rate used for this lease was 12%, which was determined to be the incremental borrowing rate based on comparative secured financing in the marketplace at the inception of the fixed lease payments.

The remaining term of this lease was 3.33 years and 4.33 years as of December 31, 2023, and 2022, respectively. Lease expense is recognized on a straight-line basis over the lease term. Lease expense related to this lease consisting of fixed and variable lease costs was $469 thousand and $168 thousand for the years ended December 31, 2023 and 2022, respectively.
Additionally, the Company leases other aircraft under operating leases with remaining terms ranging from one to five years. These leases require lease payments that are variable and are dependent on flight hours that generate charter revenues, with no minimum lease payment commitments. Because of the variable nature of the lease payments, these leases are not recorded on our consolidated balance sheets as ROU assets and lease liabilities. Certain leases have renewal options to extend lease terms for additional periods ranging from three to twelve months.
Some of the aircraft leases have lease terms of 12 months or less. The Company has made a policy election to classify lease agreements with a lease term of 12 months or less as short-term leases. Accordingly, the Company has not recognized right-of-use assets or lease liabilities related to these lease agreements pursuant to the short-term election. The Company recognizes short-term lease costs on a straight-line basis over the lease term and accrues the difference each period between the amount expensed and the amount paid.
Variable lease costs associated with the aircraft operating leases were $12.9 million and $8.2 million for the years ended December 31, 2023, and 2022, respectively. Short-term lease costs on the aircraft leases were $617 thousand and $597 thousand for the years ended December 31, 2023, and 2022, respectively.
Airport Facilities
Our facilities leases are for space at airports throughout the south with remaining terms ranging from one to eleven months. These leases consist of hangar space and office space. The leases have lease terms of 12 months or less. Accordingly, the Company has not recognized right-of-use assets or lease liabilities related to these lease agreements pursuant to the short-term lease election. The Company has made a policy election to not separate lease and non-lease components for these facility leases. Short-term lease costs related to these leases were $71 thousand and $52 thousand for the years ended December 31, 2023, and 2022, respectively.
Future estimated minimum lease payments by year and in aggregate, under the Company’s fixed payment operating lease consisted of the following at December 31, 2023, in thousand:

For the years ended December 31,	Operating Leases
2024	$464
2025	471
2026	479
2027	161
TOTAL	1,575
Less amount representing interest	(284)
Present value of net minimum payments (inc. $326 classified as current operating lease liability)	$1,291

Sale-Leaseback Transactions
The Company entered into $15.7 million and $42.0 million of sales-leaseback transactions related to aircraft during the years ended December 31, 2023, and 2022, respectively. The Company recorded gains of $3.4 million and $7.9 million associated with these transactions, for the years ended December 31, 2023, and 2022, respectively. Gains are recorded in gross profit in the consolidated statements of operations. The leases of the aircraft assets are operating leases which incur variable lease costs based upon usage as described above. These lease costs are expensed as occurred.
Legal Contingencies
The Company is currently not involved with or know of any pending or threatening litigation and material claims against the Company or any of its officers.
NOTE 19 – SUBSEQUENT EVENTS
Management has evaluated events that have occurred subsequent to the date of these consolidated financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through March 25, 2024, the date the consolidated audited financial statements were issued in accordance with FASB ASC Topic 855, “Subsequent Events.”

Subsequent to December 31, 2023, the Company issued 1,208,543 shares of Class A common stock and 100,000 warrants in full settlement of the merger transaction costs in the amount of $4.25 million which was payable to three (3) financial institutions. Such liability was accrued for and reported under merger transaction costs payable in shares in the consolidated balance sheet as of December 31, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021 our disclosure controls and procedures were effective at the reasonable assurance level.
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer has determined and concluded that, as of December 31, 2023, the Company’s internal control over financial reporting were effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 will be set forth in the “Directors,” “Executive Officers,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” sections of our definitive proxy statement relating to our 2024 annual meeting of shareholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the end of the year covered by this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be set forth in the “Executive and Director Compensation” section of the Proxy Statement, which will be filed with the SEC within 120 days after the end of the year covered by this Annual Report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be set forth in the “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” section of the Proxy Statement, which will be filed with the SEC within 120 days after the end of the year covered by this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be set forth in the “Certain Relationships and Related Person Transactions” and “Corporate Governance” sections of the Proxy Statement, which will be filed with the SEC within 120 days after the end of the year covered by this Annual Report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning fees and services provided by our principal accountant, Rose, Snyder & Jacobs LLP, appears in the Proxy Statement under the headings “Fees Paid to Independent Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” and is incorporated herein by reference.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules
The financial statements are set forth under Part II, Item 8 of this Form 10- K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.
___________________________________
(b)Exhibits

Exhibit Index
Exhibit Number	Description
2.1	Business Combination Agreement, dated as of August 1, 2023, by and among PROOF Acquisition Corp I, PACI Merger Corp, Inc., and Volato, Inc. (included as Annex A to PROOF Acquisition Corp I’s Registration Statement on Form S-4 (File No. 333-274082), filed with the Securities and Exchange Commission on August 18, 2023).
3.1	Second Amended and Restated Certificate of Incorporation of Volato Group, Inc. (included as Annex B to PROOF Acquisition Corp I’s Registration Statement on Form S-4 (File No. 333-274082), filed with the Securities and Exchange Commission on August 18, 2023).
3.2	Second Amended and Restated Bylaws of PROOF Acquisition Corp I (incorporated by reference to Exhibit 3.5 to PROOF Acquisition Corp I’s Registration Statement on Form S-4 (File No. 333-274082), filed with the Securities and Exchange Commission on August 18, 2023).
4.1	Specimen Class A Common Stock Certificate of Volato Group, Inc (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
4.2	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit the Company’s Registration Statement on Form S-l (File No. 333-261015), filed with the SEC on November 12, 2021).
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of December 17, 2020 (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).
4.4*	Description of Securities
10.3#
Employment Agreement, dated December 1, 2023, between Volato Group, Inc., Volato, Inc. and Nicholas Cooper (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.4#	Employment Agreement, dated December 1, 2023, between Volato Group, Inc., Volato, Inc. and Steven Drucker (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.5#	Employment Agreement, dated December 1, 2023, between Volato Group, Inc., Volato, Inc. and Mark Heinen (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.6#	Employment Agreement, dated December 1, 2023, between Volato Group, Inc., Volato, Inc. and Matthew Liotta (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.7#	Employment Agreement, dated December 1, 2023, between Volato Group, Inc., Volato, Inc. and Michael Prachar (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.8#	Employment Agreement, dated December 1, 2023, between Volato Group, Inc., Volato, Inc. and Keith Rabin (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.9	Form of Amended and Restated Registration Rights Agreement, dated December 1, 2023, by and among PROOF Acquisition Corp I, PROOF Acquisition Sponsor I, LLC and certain other securities holders named therein (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.10	Form of Lock-up Agreement ((incorporated by reference to Exhibit 10.13 to PROOF Acquisition Corp I’s Registration Statement on Form S-4 (File No. 333-274082), filed with the Securities and Exchange Commission on August 18, 2023).
10.11	Amendment to Letter Agreement, dated November 30, 2023, by and between PROOF Acquisition Corp I and LSH Partners Securities LLC (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.12	Amendment to Letter Agreement, dated December 1, 2023, by and among BTIG, LLC and Volato, Inc (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.13	Amendment to Letter of Advisory Engagement, dated as of December 1, 2023, by and between Volato, Inc. and Roth Capital Partners, LLC (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.14	Pre-Delivery Payment Agreement, dated effective as of October 5, 2022, by and between Volato, Inc. and SAC Leasing V280, LLC (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.15	Form of Employee Invention Assignment, Restrictive Covenants, and Confidentiality Agreement (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
21.1	List of Subsidiaries (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Volato Group, Inc. Clawback Policy.
101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

# indicates management contract or compensatory pan or arrangement
*Filed herewith

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.
Volato Group, Inc.
By:     /s/ Matthew Liotta
Name:    Matthew Liotta
Title:    Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Matthew Liotta and Mark Heinen, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew Liotta	Chief Executive Officer and Director	March 26, 2024
Matthew Liotta	(Principal Executive Officer)

/s/ Mark Heinen	Chief Financial Officer	March 26, 2024
Mark Heinen	(Principal Financial and Accounting Officer)

/s/ Katherine Arris-Wilson	Director	March 26, 2024
Katherine Arris-Wilson

/s/ Dana Born	Director	March 26, 2024
Dana Born

/s/ Nicholas Cooper	Chief Commercial Officer and Director	March 26, 2024
Nicholas Cooper

/s/ Joan Sullivan Garrett	Director	March 26, 2024
Joan Sullivan Garrett

/s/ Peter Mirabello	Director	March 26, 2024
Peter Mirabello

/s/ Michael Nichols	Director	March 26, 2024
Michael Nichols