Form 10-Q
period 2024-03-31
Volato Group, Inc.
filed 2024-05-15
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐         No ☒
As of May 10, 2024 there were 29,258,087 shares of common stock outstanding.

Special Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward- looking statements may appear throughout this report, including the following sections: “Risk Factors” (Part II, Item 1A of this Form 10-Q), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10- Q). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward -looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe certain risks and uncertainties that could cause actual results and events to differ materially in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and similarly titled sections in and the section entitled “Quantitative and Qualitative Disclosures about Market Risk” of our most recent Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VOLATO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash	$6,442	$14,486
Restricted cash	1,845	—
Accounts receivable, net	2,446	2,990
Deposits	25,200	25,125
Prepaid expenses and other current assets	3,624	3,897
Total current assets	39,557	46,498

Property and equipment, net	837	846
Operating lease, right-of-use assets	1,198	1,278
Equity-method investment	158	154
Deposits	21,656	15,691
Forward purchase agreement	2,755	2,982
Restricted cash	—	2,237
Intangibles, net	1,376	1,391
Goodwill	635	635
Total assets	$68,172	$71,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,898	$8,588
Loan from related party	1,000	1,000
Operating lease liability	338	326
Merger transaction costs payable in shares	—	4,250
Credit facility and other loans	20,007	20,616
Customer deposits and deferred revenue	19,029	12,857
Total current liabilities	51,272	47,637

Deferred income tax liability	305	305
Operating lease liability, non-current	875	965
Credit facility, non-current	14,026	8,054
Total liabilities	$66,478	$56,961
COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Common Stock Class A, $0.0001 par value; 80,000,000 authorized; 29,251,629 and 28,043,449 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	82,743	78,410
Accumulated deficit	(81,052)	(63,662)
Total shareholders’ equity	1,694	14,751
Total liabilities and shareholders’ equity	68,172	$71,712
The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$13,211	$15,665

Costs and expenses:
Cost of revenue	17,492	17,363
Selling, general and administrative	11,742	6,215
Total costs and expenses	29,234	23,578

Loss from operations	(16,023)	(7,913)

Other income (expenses):
Gain from sale of consolidated entity	—	387
Gain from sale of equity-method investment	—	863
Other income	4	42
Loss from change in fair value forward purchase agreement	(227)	—
Interest expense, net	(1,138)	(894)
Other expenses	(1,361)	398

Loss before provision for income taxes	(17,384)	(7,515)
Provision for incomes taxes	6	—
Net Loss	$(17,390)	$(7,515)

Basic and diluted net loss per share	$(0.60)	$(0.67)

Weighted average common share outstanding:
Basic and diluted	29,116,201	11,268,877

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except shares)

	Class A Common Stock		Additional Paid-in Capital	Subscription Receivable	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2022, As adjusted	11,268,877	1	5,185	(15)	(10,840)	(5,669)
Stock-based compensation	—	—	8	—	—	8
Net loss	—	—	—	—	(7,515)	(7,515)
Balance March 31, 2023	11,268,877	$1	$5,193	$(15)	$(18,355)	$(13,176)

	Class A Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance December 31, 2023	28,043,449	$3	$78,410	$(63,662)	$14,751
Stock-based compensation	—	—	83	—	83
Issuance of common stock	1,208,180	—	—	—
Warrant reclass from in-kind liability to APIC	—	—	4,250	—	4,250
Net loss	—	—	—	(17,390)	(17,390)
Balance March 31, 2024	29,251,629	$3	$82,743	$(81,052)	$1,694
The accompanying notes are an integral part of these audited consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	For the Three months ended March 31,
	2024	2023
Operating activities:
Net Loss	$(17,390)	$(7,515)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	80	45
Stock compensation expense	83	8
Gain from sale of equity-method investments	—	(863)
Gain from sale of consolidated entity	—	(387)
Gain from equity-method investments	(4)	(22)
Amortization right-of-use asset	79	68
Amortization of debt discount	46	48
Change in fair value forward purchase agreement	227	—
Changes in assets and liabilities:
Accounts receivable	544	466
Prepaid and other current assets	274	909
Deposits	(40)	(1,250)
Account payable and accrued liabilities	2,311	958
Operating lease liability	(78)	(68)
Customer deposits and deferred revenue	6,172	(5)
Net cash used in operating activities	(7,696)	(7,608)
Investing activities:
Cash payment for property and equipment	(56)	(270)
Proceeds from sale of interest in equity-method investment	—	3,840
Payment for the purchase of equity-method investments	—	(1,950)
Proceeds from the sale of consolidated entity	—	350
Net cash provided by (used in) investing activities	(56)	1,970
Financing activities:
Proceeds from lines of credit	—	1,000
Proceeds from issuance of convertible notes	—	4,750
Repayment on loans	(684)	(282)
Net cash provided by (used in) financing activities	(684)	5,468
Net decrease in cash	(8,436)	(170)
Cash and restricted cash, beginning of year	16,723	7,879
Cash and restricted cash, end of period	$8,287	$7,709
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,119	$257
Non-Cash Investing and Financing Activities:
Credit facility for the aircraft deposits	$6,000	$—
Original debt discount	$(45)	$—
The accompanying notes are an integral part of these audited consolidated financial statements.

VOLATO GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Volato Group, Inc. (“we”, “us”, “the Company”, or “Volato”) was founded in 2021. On December 1, 2023, Volato, Inc. (“Legacy Volato”), a Georgia corporation, PROOF Acquisition Corp I, a Delaware corporation (“PACI”) and PACI Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of PACI (“Merger Sub”), merged with and into Legacy Volato, with Legacy Volato surviving the merger as a wholly-owned subsidiary of PACI. In connection with the consummation of the Business Combination (the “Closing”), PACI changed its name to “Volato Group, Inc.”. Legacy Volato was deemed the accounting acquirer in the business combination. Accordingly, for accounting purposes, the business combination was treated as the equivalent of Legacy Volato issuing stock for the net assets of PACI, accompanied by a recapitalization. Under this method of accounting, PACI who was the legal acquirer, is treated as the “acquired” company (“accounting acquiree”) for financial reporting purposes. The net assets of PACI are stated at historical cost, with no goodwill or other intangible assets recorded. The equity structure has been restated in all comparative periods up to the closing date to reflect the number of shares of the Company’s Common Stock, $0.0001 par value per share, issued to Legacy Volato stockholders in connection with the business combination.

As a result of the business combination, the shares and corresponding capital amounts and earnings per share related to Legacy Volato’s common stock prior to the business combination have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement. Stock was retroactively adjusted, converted into Common Stock, and reclassified to permanent as a result of the reverse recapitalization.

Volato Group, Inc. is a leader in private aviation redefining air travel through modern, efficient, and customer-designed solutions. Volato provides a fresh approach to fractional ownership, aircraft management, jet card, deposits and charter programs all powered by advanced proprietary mission control technology. Volato’s fractional programs uniquely offer flexible hours and a revenue share for owners across the world’s largest fleet of HondaJets which are optimized for missions of up to four passengers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going concern, liquidity, and capital resources
The Company has only recently been formed, has limited operating history, has recorded a net loss of $17.4 million for the three months ended March 31, 2024, has a negative working capital of $11.7 million, and has an accumulated deficit of $81.1 million as of March 31, 2024. Net cash used in operating activities for the three months ended March 31, 2024, was $7.7 million.
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
Basis of presentation
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
Reclassifications
Certain amounts in 2023 have been reclassified to conform with the current year’s presentation.
Principles of Consolidation
The consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Volato, Inc., a company incorporated in the State of Georgia, Gulf Coast Aviation, Inc. sometimes referred to as Volato Aircraft Management Service (“VAMS”), a company incorporated in the State of Texas, GC Aviation, Inc., a company incorporated in the State of Texas, Fly Vaunt, LLC, a company incorporated in the State of Georgia, and Fly Dreams LLC, until March 3, 2023.
One of the components of the Company’s business model includes the sale of aircraft and ownership program. The aircraft ownership program is a model whereby the Company sells each floating fleet aircraft to a limited liability company (“Plane Co”). The Plane Co, which is owned by third-party owners, leases the aircraft back to the Company for management and charter operations on behalf of the LLC under 14 C.F.R. Part 135 certificate.

The Company does not hold any controlling interest in any Plane Co as of March 31, 2024 and December 31, 2023. Each Plane Co is set up to acquire and own one aircraft pursuant to the HondaJet aircraft purchase agreement executed with the Company. Each Plane Co was managed by PDK Management LLC until June 2023, an entity whose sole member is the Company’s Chief Executive Officer, through an operating agreement, and by Volato, Inc starting in July 2023.

Fly Dreams holds the Federal Aviation Agency (“FAA”) certificate and conducts air carrier operations through an aircraft charter Management and Dry Lease Agreement with each of the Plane Co’s. On March 3, 2023, Legacy Volato transferred its Fly Dreams LLC operation to GCA and sold all of its membership interest in Fly Dreams LLC, including Fly Dreams FAA part 135 Certificate. Legacy Volato now conducts its operations under GCA FAA Part 135 Certificate. The selling price was $550 thousand, which resulted in the recognition of $387 thousand in gain, which is presented in other income (expense) in the consolidated statement of operations for the three months ended March 31, 2023.
The Company does not hold any controlling interest in any limited liability companies as of March 31, 2024 and December 31, 2023, respectively. The Company only holds de minimis interest in one Plane Co as of March 31, 2024, respectively.
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
•Assumptions used in the valuation of the forward purchase agreement

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
Cash and restricted cash

Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2024 and December 31, 2023, the Company had no cash equivalents besides what was in the cash balance as of this date. The Company has $1.8 million and $2.2 million of restricted cash at March 31, 2024 and December 31, 2023, respectively, which serves as collateral for the credit facility with SAC Leasing G280 LLC.
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

As of March 31, 2024, and December 31, 2023, the only equity-method investment was Volato 158 LLC with a 3.13% equity interest. As of March 31, 2024 and December 31, 2023, management believes the carrying value of its equity method investments was recoverable in all material respects.
Accounts Receivable

Accounts receivables are reported on the consolidated balance sheets at the outstanding principal amount adjusted for any allowance for credit losses and any charge offs. The Company provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount that is expected to be collected. This allowance is estimated based on historical collection experience, the aging of receivables, specific current and expected future macro-economic and market conditions, and assessments of the current creditworthiness and economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Balances that are still outstanding after management has used reasonable collection efforts are written off. The Company reviews its allowance for credit losses on a quarterly basis.

The Company recognized zero of bad debt expense during the three months ended March 31, 2024 and 2023, respectively.
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
The capitalized computer software development costs are reported under the section fixed assets, net in the consolidated balance sheet and are amortized using the straight-line method over the estimated useful life of the software, generally three years from when the asset is placed in service. The Company capitalized zero and $323 thousand of internal software development costs during the three months ended March 31, 2024 and the twelve months ended December 31 2023, respectively. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
Website development cost
The costs incurred for activities during the website application and infrastructure development stage are capitalized in accordance with the guidance on internal-use software in ASC 350-40. The Company capitalized $56 thousand and $241 thousand of website development costs as of March 31, 2024 and December 31, 2023, respectively. The Company recognized $26 thousand and $15 thousand of amortization expense during the three months ended March 31, 2024 and 2023, respectively.
Valuation of Long-Lived Assets:
In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, property, plant, and equipment, and long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. No impairment was recognized during the three months ended March 31, 2024 and 2023.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
The following table presents balances of the forward purchase agreement with significant unobservable inputs (Level 3) as of March 31, 2024, in thousands:

	Fair Value Measurements as of March 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Forward Purchase Agreement	$—	$—	$2,755	$2,755
Total	$—	$—	$2,755	$2,755

The following table presents changes of the forward purchase agreement with significant unobservable inputs (Level 3) for the three months ended March 31, 2024, in thousands:

Forward Purchase Agreement
Balance December 31, 2023	$2,982
Change in fair value	(227)

Balance March 31, 2024	$2,755

The Company measures the forward purchase agreement using a Monte Carlo simulation valuation model using the following assumptions:

Three months ended March 31, 2024
Volume Weighted average stock price ("VWAP")	$3.54
Initial Price	$10.81
Expected Volatility	91.0%
Term	1.68
Risk-free Rate	4.7%

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid and other assets, accounts payable and accrued expenses, deposits, and members’ deposit approximate their fair value because of the short maturity of those instruments. The Company’s line of credit, convertible notes and other promissory notes approximate the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term maturity of these instruments at March 31, 2024 and December 31, 2023, respectively.
Commitments and contingencies
The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
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

For each revenue stream, we evaluate whether our obligation is to provide the good or service itself, as the principal or to arrange for the good or service to be provided by the other party, as the agent, using the control model. For certain services provided to the customer, primarily in our aircraft management services revenue stream, the Company directs third-party providers to assist in our fulfillment of the performance obligation in contracts with our customers. Any cost reimbursements and third-party costs are recognized in revenue on a gross basis as Volato has pre-negotiated these costs and takes a certain amount of risk that it will not fully recover the costs incurred. In such circumstances, the Company is primarily responsible for satisfying the overall performance obligation with the customer and is considered the principal in the relationship because the Company has the ability to direct the third parties to provide services to our customers.

Aircraft sales only requires the delivery of the aircraft.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
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

The Company’s aircraft management services are a full-service management and charter operator including dry leasing airplanes from owners, placing aircrafts on our FAA Air Carrier Certificate, operating the aircraft for owner flights and chartering the aircraft to customers. Under the aircraft management services revenues stream, aircraft owners pay management fees to the Company plus all operating expenses for the aircraft, maintenance, crew hiring and management, flight operations, dispatch, hangar, fuel, cleaning, insurance, and aircraft charter marketing. Revenues from aircraft management services consist of one performance obligation to provide management airplane management services. Revenue is partially recognized overtime for the administrative portion of the service, and partially recognized at a point in time, generally upon the transfer of control of the promised services included as part of the management services. Revenue recognized over time was $1.6 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. All other revenue was recognized upon the transfer of control of the promised services.

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

Contract liabilities consist of customer prepayments and the aircraft deposits referred to above. Total contract liabilities were $19.0 million and $12.9 million as of March 31, 2024 and December 31, 2023, respectively.

The Company generated $13.2 million of revenue during the three months ended March 31, 2024 broken down as follows, in thousands:

Aircraft sales	$—
Charter flight revenue	11,516
Aircraft Management revenue	1,695
Total	$13,211

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
The Company generated $15.7 million of revenue during the three months ended March 31, 2023 broken down as follows, in thousands:

Aircraft sales	$5,710
Charter flight revenue	6,684
Aircraft management revenue	3,271
Total	$15,665
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
The Company follows the guidance of 740-10-25 of the FASB ASC (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
Net loss per share
The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB ASC. Basic earnings per share is computed by dividing net loss available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially dilutive debt or equity. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the three months ended March 31, 2024, include stock options and convertible debt.
The Company has 2,289,159 and 2,478,020 outstanding stock options to purchase an equivalent number of common stock at March 31, 2024, and 2023, respectively.

The Company also has 29,026,000 outstanding warrants to purchase an equivalent number of shares of common stock as of March 31, 2024 and 2023, respectively at a weighted average strike price of $11.50.
Concentration of Credit Risk
The Company maintains its cash with a major financial institution located in the United States of America which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits.
Intangible Assets

Intangible assets other than goodwill consists of acquired finite-lived customer relationships and acquired indefinite-lived Part 135 air carrier certificate. At initial recognition, intangible assets acquired in a business combination are recognized at their fair value as of the date of acquisition. Following initial recognition, finite-lived intangible assets are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset, which was determined based on management’s estimate of the period over which the asset will contribute to our future cash flows.

The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. There was no impairment loss recognized for the intangible assets for the three months ended March 31, 2024 and 2023, respectively.
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
If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter on October 1. There was no impairment of goodwill for the three months ended March 31,2024 and 2023, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
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

Advertising Costs
Advertising costs are expensed as incurred and included in management and general expenses on the statements of operations. Such advertising amounted to $2.2 million and $223 thousand for the three months ended March 31, 2024 and 2023, respectively.
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

Each Plane Co is managed by PDK Management LLC, an entity whose sole member is the Company’s Chief Executive Officer, through an operating agreement until July 2023. The Company does not have the obligation to absorb losses that could be significant to the VIE or the right to receive significant benefits when it holds a minority ownership in each PlaneCo. The Company did not consolidate any variable interest entities as of March 31, 2024 or December 31, 2023.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

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

Upon the closing, holders of Legacy Volato common stock received shares of Common Stock of Volato Group, Inc. in an amount determined by application of the exchange ratio of 1.01508 (the “exchange ratio”). For periods prior to the business combination, the reported share and per share amounts have been retroactively converted by applying the exchange ratio. The consolidated assets, liabilities and results of operations prior to the business combination are those of Legacy Volato.

NOTE 4–INTANGIBLES
Finite-Lived Intangible Assets
The following is a summary of finite-lived intangible assets as of March 31, 2024 and December 31, 2023, in thousands:

	March 31, 2024
	Cost	Accumulated Amortization	Net
Customer relationships	$301	$(125)	$176
	$301	$(125)	$176

	December 31, 2023
	Cost	Accumulated Amortization	Net
Customer relationships	$301	$(110)	$191
	$301	$(110)	$191
Intangible asset amortization expense was $15 thousand for the three months ended March 31, 2024, and 2023, respectively.
As of March 31, 2024, future amortization expense is expected to be as follows, in thousands:

Amount
2024	$45
2025	60
2026	60
2027	11
$176
Indefinite - Lived Intangible Assets
The following table summarizes the balances as of March 31, 2024 and December 31, 2023, of the indefinite-lived intangible assets, in thousands:

	March 31, 2024	December 31, 2023
Intangible asset - Part 135 certificate	$1,200	$1,200

The FAA Part 135 certificate for a total amount of $1.2 million relates to the certificate acquired from the GCA acquisition.
During the year ended December 31, 2023, the Company transferred its Fly Dreams LLC operations to GCA and sold its membership interest in Fly Dreams LLC, including Fly Dreams FAA Part 135 Certificate, with a carrying balance of $163 thousand, for a selling price of $550 thousand, which resulted in a gain in the amount of $387 thousand, which was reported in other income in the consolidated statement of operations for the year ended December 31, 2023. The Company did not recognize any impairment of the Part 135 certificates as of March 31, 2024 and December 31, 2023.

NOTE 5 - MERGER TRANSACTION COSTS PAYABLE

Merger transaction cost payable consist of the following as of December 31, 2023, in thousands:

December 31, 2023

Transaction costs payable in common stock	$4,250
Total	$4,250

In connection with the business combination, the Company entered into three agreements (the “Agreements”) with financial institutions, in which a success fee in the aggregate amount of $4.25 million will be paid by the Company to the financial institutions in case the Company consummates the acquisition. The success fees, or portion thereof, were to be paid in the Company’s shares of common stock.

ASC 480 Distinguishing Liabilities From Equity requires liability classification for all instruments that embodies an unconditional obligation that the Company must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely on a fixed monetary amount know at inception. As a result, the Company classified such liability in current liabilities as of December 31, 2023. Subsequent to December 31, 2023, the Company issued an aggregate number of 1,208,180 shares of Class A common stock in full settlement of such liability (see note 20). In January 2024, the Company issued 1,208,180 shares of Class A common stock and 100,000 warrants in full settlement of the merger transaction costs in the amount of $4.25 million which was payable to three (3) financial institutions. Such liability was accrued for and reported under merger transaction costs payable in shares in the consolidated balance sheet as of December 31, 2023.
NOTE 6 – FORWARD PURCHASE AGREEMENT

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

During the year ended December 31, 2023, the Company paid an aggregate amount of $18.9 million. The Company collected $2.4 million in December 2023, and recognized a loss on the change in fair value of the forward purchase agreement in the aggregated amount of $13.4 million, which was reported in other expenses in the consolidated statement of operations for the year ended December 31, 2023. In the three months ended March 31, 2024, the Company recognized a loss on the change in fair value of $227 thousand reported in other expenses in the consolidated statement of operations.
NOTE7– FIXED ASSETS
Fixed assets consist of the following at March 31, 2024 and December 31, 2023, in thousands:

	March 31, 2024	December 31, 2023
Machine and equipment	$191	$191
Automobiles	102	102
Website development costs	290	290
Computer and office equipment	9	11
Software development costs	493	437
	1,085	1,031
Less accumulated depreciation	(248)	(185)
	$837	$846
During the three months ended March 31, 2024 and 2023, the Company recognized $65 thousand and $30 thousand of depreciation, respectively.

NOTE 8 – DEPOSITS
Deposits consist of the following at March 31, 2024 and December 31, 2023, in thousands:

	March 31, 2024	December 31, 2023
Deposits on aircraft	$46,450	$40,300
Other deposits	406	516
Total deposits	$46,856	$40,816
Less current portion	(25,200)	(25,125)
Total deposits, non-current	$21,656	$15,691

Below is a breakdown of the deposits on aircraft as of March 31, 2024 and December 31, 2023, in thousand:

	March 31, 2024	December 31, 2023
Gulfstream aircraft deposits	$45,000	$39,000
Honda aircraft deposits	1,450	1,300
Total deposits on aircraft	46,450	$40,300
Less current portion	(25,200)	(25,050)
Total deposits on aircraft non-current	$21,250	$15,250
Gulfstream Aerospace, LP
In 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G 280 aircraft for total consideration of $79 million with expected delivery throughout fiscal year 2025.

During the three months ended March 31, 2024, the Company funded an additional amount of $6 million, of which $6 million was funded through the SAC Leasing G 280 line of credit. During the three months ended March 31, 2023, the Company funded $4.5 million pursuant to the terms of the executed purchase agreements, of which $3.0 million was funded through SAC leasing G 280 Line of credit and $1.5 million paid directly by the Company.

The Company funded an aggregate amount of $45 million and $39 million towards the acquisition price of the four Gulfstream G 280 aircraft in accordance with the scheduled payment terms of the agreements as of March 31, 2024, and December 31, 2023, respectively.
HondaJet
The Company entered into aircraft purchase agreements with Honda Aircraft Company LLC, under which it paid $1.5 million and $1.3 million of deposits for aircraft not yet delivered at March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2023, the Company took delivery of one aircraft for a purchase price of $5.5 million.
In May 2023, the Company and Honda Aircraft Company, LLC entered into a HondaJet Fleet Purchase Agreement for the acquisition of twenty-three (23) HondaJet HA-420 Aircraft for a total aggregate purchase price of $161.1 million for delivery between the fourth fiscal quarter of 2023 and the fourth fiscal quarter of 2025.

NOTE 9 – EQUITY-METHOD INVESTMENT
The Company has the following equity method investments at March 31, 2024 and December 31, 2023, in thousands:

	March 31, 2024	December 31, 2023
Investment in Volato 158 LLC	$158	$154
	$158	$154
The Company has one equity-method investment as of March 31, 2024 and December 31, 2023: Volato 158 LLC, with a membership interest of 3.125%.
Volato 158 LLC
In August 2021, the Company executed an aircraft purchase agreement with Volato 158 LLC (“158 LLC”) and contributed an aircraft with a carrying amount of $4.2 million to 158 LLC for a 100% membership interest in 158 LLC. The investment in 158 LLC was initially consolidated as the Company had a controlling financial interest in 158 LLC.
As of March 31, 2024, and December 31, 2023, the Company had a remaining 3.125% interest in 158 LLC. Based on its equity investment, the Company recorded a gain from its equity-method investment of $4 thousand and $2 thousand for the three months ended March 31, 2024 and 2023, respectively.

NOTE 10 – REVOLVING LOAN AND PROMISSORY NOTE- RELATED PARTY
Revolving loan and promissory note with a related party consisted of the following at March 31, 2024 and December 31, 2023, in thousands:

	March 31, 2024	December 31, 2023
Dennis Liotta, March 2023 – 10% interest – promissory note due March 2024	$1,000	$1,000
Total notes from related party - current	$1,000	$1,000
Dennis Liotta (father of the Company’s Chief Executive Officer) – March 2022 Secured revolving note:
On December 9, 2021, the Company entered into a revolving loan agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $8.0 million that matured on January 1, 2023 (“March 2022 note”). The Company was required to make monthly payments of interest at a fixed rate of 4.0% per annum. The Company was required to make principal repayments at fixed scheduled dates. In the event of default, the entire unpaid principal balance together with all accrued but unpaid interest shall be due and payable regardless of the maturity date. If the default occurs and remains uncured beyond the applicable grace period, then the entire unpaid principal balance shall bear interest at a default interest of 500 basis points (5%) over the regular interest or nine percent (9%). Events of default include the failure to make principal or interest payments when due, any judgement in excess of $500, indebtedness cross default, or bankruptcy proceedings.
In conjunction with the execution of the revolving note, both parties executed a security agreement, under which the Company granted a continuing security interest in all of the assets of the Company. The Company did not make its interest payments, thus triggering a default and increasing the interest rate to 9% plus an additional 5% on the missed payments. The Company incurred $370 thousand in interest and penalties during the three month ended March 31, 2023.
In the first quarter of 2023, the Company converted the unpaid principal balance of this revolving note and accrued interest into a convertible note for total principal balance of $6.0 million.

Dennis Liotta (father of the Company’s Chief Executive Officer) – March 2023 promissory note
On March 15, 2023, the Company entered into a promissory note agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $1 million, with an effective date of February 27, 2023, which matures on March 31, 2024 (“March 2023 note”). The entire outstanding principal balance together with accrued but unpaid interest are due at the maturity date. The March 2023 note includes a ten percent (10%) interest rate per annum, which will be increased to twenty percent (20%) upon an event of default. Events of default include the failure to make any principal and accrued interest when due, any legal proceedings against the Company or a voluntary federal bankruptcy. The March 2023 note may be prepaid at any time without penalties. Promissory note from related party was $1.0 million as of March 31, 2024, and December 31, 2023, respectively. On April 1, 2024, the Promissory note was paid in full.
The Company incurred $23 thousand and $109 thousand of interest expense during the three months ended March 31, 2024 and 2023, respectively. Accrued interest was $109 thousand as of March 31, 2024.

NOTE 11 – CREDIT FACILITY AND OTHER LOANS
Credit facility and other loans consisted of the following at March 31, 2024 and December 31, 2023, in thousand:

	March 31, 2024	December 31, 2023
SAC Leasing G280 LLC credit facility, 12.5% interest, net of deposits	$33,750	$27,750
Less discounts	(374)	(376)
Total credit facility, net of discount	$33,376	27,374
SAC Leasing G280 LLC Line of credit
In 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million with expected deliveries in 2024 and 2025, of which an aggregate amount of $45.0 million was funded and paid as of March 31, 2024, partially through a credit facility from SAC leasing G 280.

During the period ended March 31, 2024, the Company funded an additional $6.0 million through the SAC Leasing G280 credit facility.

During the quarter ended March 31, 2024, the Company increased its SAC leasing G280 line of credit by $6.0 million, which brings the carrying balance at $33.8 million as of March 31, 2024.
The Company incurred $45 thousand and $548 thousand of incremental closing costs, which are reported as debt discount against the liability in the consolidated balance sheets as of March 31, 2024, and December 31, 2023, respectively.

During the three months ended March 31, 2024 and 2023, the Company amortized to interest expense $47 thousand and $29 thousand of debt discount, respectively.
The maturity date is the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC G280 LLC as collateral on this credit facility.

During the three months ended March 31, 2024 and 2023, the Company incurred $1.1 million and $222 thousand of interest under this facility, respectively.
The Company entered into the pre-delivery payment agreement on October 5, 2022, with SAC Leasing G280, LLC to obtain loans in the aggregate amount of $40.5 million for the purchase of four (4) Gulfstream G280 aircraft to be delivered in 2024 and 2025. The Board of Directors consented to the participation of Coastal States Bank, as a syndicate lender in the financing of additional aircraft by SAC Leasing G280 LLC. On August 25, 2023, the Company and SAC Leasing V280, LLC entered into the first amendment to pre-delivery payment agreement. As of March 31, 2024, the Company had an aggregate amount of $34.5 million in promissory notes, of which 60% was sole to Coastal States Bank pursuant to the first amendment.

NOTE 12 – RELATED PARTIES

Argand Group LLC (jointly owned by the Chief Executive Officer and his wife as Vice President of Legal)

As of March 31, 2024, Argand Group LLC owns an aggregate 3,466,153 shares of Class A common stock of Volato Group, Inc. representing 10.8% of the issued and outstanding shares of Class A common stock.

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

The aggregate amount of revenue generated from Plane Co’s totaled $1.2 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

Expenses charged to the Company by Plane Co’s totaled $1.2 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

Balance due to Plane Cos amounted to $0.4 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively.

Liotta Family Office, LLC (60% owned by the father of the Company’s Chief Executive Officer, 20% owned by the brother of the Company’s Chief Executive Officer and 20% owned by the Company’s Chief Executive Officer)

Liotta Family Office, LLC currently owns 1,859,288 shares of Class A common stock, which represents 6.4% of the issued and outstanding Class A common stock as of March 31, 2024.

During the year ended December 31, 2023, Liotta Family Office, LLC entered into an unsecured promissory note for a total amount of $1.0 million (Note 10). The Company incurred $23 thousand of interest during the three months ended March 31, 2024. Accrued interest was $109 thousand as of March 31, 2024.

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

Hoop Capital, LLC (Controlled by the Company’s Chief Commercial Officer and a director)

As of March 31, 2024, Hoop Capital LLC owned an aggregate of 3,466,153 shares of Class A common stock in Volato Group, Inc. which represents 11.8% of outstanding Class A Common stock.

Matthew Liotta 2021 Trust (the “Liotta Trust”)

As of March 31, 2024, the Liotta Trust owned an aggregate of 174,338 shares of Class A common stock of Volato Group, Inc.
NOTE 13 – INCOME TAXES
Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that would impact the consolidated financial statements or related disclosures.

The effective tax rate was zero percent for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate for the three months ended March 31, 2024 differs from the federal statutory rate of 21%, primarily due to a change in the valuation allowance for deferred assets as of March 31, 2024.
NOTE 14 – SHAREHOLDERS’ EQUITY (DEFICIT)

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

Preferred Stock

No shares of preferred stock have been issued as of March 31, 2024 and December 31, 2023.

Stock Options - Equity Incentive Plans

Summary of the 2021 Plan (“2021 Plan”)

The 2021 Plan became effective on August 13, 2021, and will remain in effect until August 12, 2031, unless terminated earlier by the Board. As of the effective date of the business combination, each then-outstanding unexercised option (whether vested or unvested) to purchase shares of Legacy Volato Common Stock granted under the 2021 Plan was assumed by Volato Group and was converted into a stock option (a “Volato Group option”) to acquire shares of Class A Common Stock of Volato Group, par value $0.0001 per share, in accordance with the business combination agreement. No shares remained available for the grant of awards.
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
Stock option activity for the periods presented is as follows (in thousands, except per share value):

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	2,369,169	$1.43	8.8	$6.8
Granted	—	$—	—
Cancelled	(36,748)	$3.80	—
Exercised	(43,262)	$0.13	—
Outstanding at March 31, 2024	2,289,159	$1.34	8.5	$6.6
Exercisable as of March 31, 2024	1,924,903	$0.24		—

The aggregate intrinsic value represents the difference between the exercise price and the fair value of the shares underlying common stock.

The Black-Scholes option pricing model is used by the Company to determine the weighted-average fair value of share-based payments. The Company’s recognizes forfeitures as they occur. There were no stock options issued in the three months ended March 31, 2024.

Stock based compensation expense was $83 thousand and $8 thousand for the three months ended March 31, 2024 and 2023, respectively.

Warrants

As of March 31, 2024, there were 13,800,000 public warrants and 15,226,000 private placement warrants issued and outstanding.

Private placement warrants

Simultaneously with the closing of the Initial Public Offering by PACI in 2021, the Company f/k/a Proof Acquisition Corp I consummated the private placement of 15,226,000 private placement warrants at a price of $1.00 per private placement warrant to the sponsor and Blackrock. Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. Such private warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company. The private warrants are all exercisable as of March 31, 2024. There was no activity during the period ended March 31, 2024.

Public warrants

Pursuant to the Initial Public Offering by PACI in 2021, the Company sold 27,600,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A majority of the shares were redeemed before the merger transaction, but the warrants remain. As a result, there are 13,800,000 warrants outstanding as of March 31, 2024.

The public warrants will become exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the Initial Public Offering. The public warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation. The public warrants are all exercisable as of March 31, 2024. There was no activity during the period ended March 31, 2024.
NOTE 15 – COMMITMENT AND CONTINGENCIES
Honda May 2023 Purchase Agreement

On May 5, 2023, the Company entered into a HondaJet Fleet Purchase Agreement with Honda Aircraft Company. LLC, for the purchase and delivery of twenty-three (23) HondaJet HA-420 Aircraft for a total estimated purchase price of $161.1 million with expected delivery between the fourth fiscal quarter of 2023 and the fourth fiscal quarter of 2025. The Company should make a $150 thousand deposit for each aircraft twelve months prior to the expected delivery date. As of December 31, 2023, the Company took delivery and sold one aircraft related to this agreement, which brings the balance of aircraft to be delivered at twenty-two (22) as of December 31, 2023. The Company did not take delivery of any aircraft in the three months ended March 31, 2024.

As of March 31, 2024, the Company has funded an aggregated amount of $1.5 million towards the purchase agreement, which is presented under Deposits on Aircraft non-current in the consolidated financial statements. Pursuant to the terms of the agreement, the Company is required to fund an additional $1.4 million in deposits in the next twelve months.
Gulfstream Aerospace, LP
During the year ended December 31, 2023, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million and with expected deliveries in 2024 through 2025, for which the Company made prepayments totaling $45.0 million and

$39.0 million as of March 31, 2024, and December 31, 2023, respectively. The $45.0 million is non-refundable, except in some specific circumstances, and would serve as consideration for liquidated damages of $3.0 million per aircraft should the purchase agreement be terminated by the Company.
During the period ended March 31, 2024, the Company made additional payments of $6.0 million towards these agreements, of which $6.0 million was funded through the SAC Leasing G280 LLC credit facility (note 11) and zero was paid by the Company.
Future minimum payments under the purchase agreements with Gulfstream Aerospace, LP at March 31, 2024, are as follows, in thousands:

Gulfstream G280 Fleet
2024	$18,500
2025	15,500
Total expected contractual payments	$34,000
The Company has a credit facility in place with SAC Leasing G280 LLC to fund $40.5 million of the original $79.0 million due under these purchase agreements with Gulfstream Aerospace LP. The remaining balance to be funded by SAC Leasing G280 LLC is $6.0 million as of March 31, 2024.
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

The remaining term of this lease was 3.00 years as of March 31, 2024. Lease expense is recognized on a straight-line basis over the lease term. Lease expense related to this lease consisting of fixed and variable lease costs was $117 thousand and $117 thousand for the three months ended March 31, 2024 and 2023, respectively.
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
Variable lease costs associated with the aircraft operating leases were $2.9 million and $2.2 million for the three months ended March 31, 2024, and 2023, respectively. Short-term lease costs on the aircraft leases were $15 thousand and $180 thousand for the three months ended March 31, 2024, and 2023, respectively.

Airport Facilities
Our facilities leases are for space at airports throughout the south with remaining terms ranging from one to eleven months. These leases consist of hangar space and office space. The leases have lease terms of 12 months or less. Accordingly, the Company has not recognized right-of-use assets or lease liabilities related to these lease agreements pursuant to the short-term lease election. The Company has made a policy election to not separate lease and non-lease components for these facility leases. Short-term lease costs related to these leases were $18 thousand and $19 thousand for the three months ended March 31, 2024, and 2023, respectively.
Legal Contingencies
The Company is currently not involved with or know of any pending or threatening litigation and material claims against the Company or any of its officers.
NOTE 16 – SUBSEQUENT EVENTS
In May 2024, the Company implemented cost-savings measure to reduce selling, general and administrative expenses.
In May 2024, the Company signed a term sheet for (i) a $13 million arrangement to unlock the deposits made by the Company to Gulfstream, and (ii) a $1.5 million commitment to invest in our upcoming equity financing. Upon closing, the Company intends to use the $14.5 million in cash proceeds from the financing and equity commitment to support working capital and growth ahead of expected aircraft deliveries in 2024. The transaction is expected to close in June 2024 subject to standard closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations (MD&A) should be read in conjunction with our consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our audited consolidated financial statements included in our most recent Annual Report on form 10-k for the year ended December 31, 2023. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” included in our most recent Annual Report on form 10-K for the year ended December 31, 2023. Unless the context otherwise requires, references in this MD&A section to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Volato Group, Inc.
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
Financial highlights for the three months ended March 31, 2024 include:
•We generated total revenue of $13.2 million a decrease of $2.5 million, or 16%, compared to the three months ended March 31, 2023. Revenue from aircraft usage increased by $4.8 million, or 72%, while revenue from plane sales decreased by $5.7 million, during the three months ended March 31, 2024, related to lower plane sales;
•We had 2,926 total flight hours for the three months ended March 31, 2024, representing 39% year-over-year growth;
•We incurred a net loss of $17.4 million for the three months ended March 31, 2024, representing a $9.9 million increase in loss over the prior year primarily related to lower plane sales, as described above, and increased advertising and marketing spend as well as increased costs related to being a publicly traded company and a rapidly scaling business; and
•Adjusted negative EBITDA1 was $13.1 million for the three months ended March 31, 2024 compared to adjusted negative EBITDA of $6.7 million for the same period last year.
1Adjusted EBITDA is a non-GAAP financial measure. Please refer to the tables and related notes below for a reconciliation of Adjusted EBITDA to its most comparable GAAP measure.

Key Factors Affecting Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Market Competition
We compete for market share in the highly fragmented private aviation industry. The top 10 largest operators control approximately 25% of the total flight hours operated in the United States. For example, there are over 400 light jet operators (excludes air ambulance) offering Part 135 charter services in our primary network service area, flying approximately 293,000 flight hours. The breadth of operators and the product options (fractional, deposit/card programs, charter) makes the industry highly competitive.
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

Results of Operations
Comparison of three months ended March 31, 2024 and March 31, 2023
The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023, (in thousands, except percentages):

	For the Three Months Ended March 31,		Change In
	2024	2023	$	%
Revenue	$13,211	$15,665	$(2,454)	(16)%

Costs and expenses:
Cost of revenue	17,492	17,363	129	1%
Selling, general and administrative	11,742	6,215	5,527	89%
Total costs and expenses	29,234	23,578	5,656	24%

Loss from operations	(16,023)	(7,913)	(8,110)	102%

Other income (expenses):
Gain from sale of consolidated entity	—	387	(387)	NM
Gain from sale of equity-method investment	—	863	(863)	NM
Other income	4	42	(38)	NM
Loss from change in fair value forward purchase agreement	(227)	—	(227)	NM
Interest expense, net	(1,138)	(894)	(244)	27%
Other expenses	(1,361)	398	(1,759)	NM

Loss before provision for income taxes	(17,384)	(7,515)	(9,869)	131%
Provision for incomes taxes	6	—	6	NM
Net Loss	$(17,390)	$(7,515)	$(9,875)	131%
Revenue
Revenue decreased by $2.5 million, or 16%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Revenue consists of the following (in thousands, except percentages):

	Three Months Ended March 31,		Change In
	2024	2023	$	%
Aircraft sales	$—	$5,710	$(5,710)	(100)%
Aircraft usage	11,516	6,684	4,832	72%
Managed aircraft	1,695	3,271	(1,576)	(48)%
Total	$13,211	$15,665	$(2,454)	(16)%
The decrease in revenue was the result of a decline in revenue from aircraft sales of $5.7 million and lower revenue from managed aircraft, partially offset by an increase in revenue from plane usage of $4.8 million, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in revenue from aircraft sales was primarily the result of delays in aircraft deliveries in the first quarter of 2024. Honda released the new HondaJet Elite II model in the fourth quarter of 2022 with Volato taking delivery of its first two Elite II model aircraft in fourth quarter 2022. We have orders for 22 additional HondaJet Elite IIs and expect delivery of eight to ten throughout 2024 and the remaining in 2025. In addition, we have orders for four Gulfstream G280 jets and expect delivery of two to four in 2024 and the remaining in 2025. We believe the expected aircraft deliveries will result in higher aircraft sales revenue.

The increase in aircraft usage revenue is the result of an increase in our floating fleet to 26 as of March 31, 2024 from 15 as of March 31, 2023 as well as an increase in our blended yield per hour to $5,313 during the three months ended March 31, 2024 from $4,927 per hour for the three months ended March 31, 2023. Our aircraft usage revenue is dependent on the (i) number of jets in our floating fleet driving total flight hours, (ii) mix of demand between owner, program and ad hoc impacting blended yield, and (iii) empty percentage. As our floating fleet grows, we expect both flight hours and blended yield to increase resulting in higher aircraft usage revenue.
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
Cost of revenue increased by $129 thousand, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Cost of revenue consists of the following (in thousands, except percentages):

	Three Months Ended March 31,		Change In
	2024	2023	$	%
Aircraft sales	$—	$5,440	$(5,440)	(100)%
Aircraft usage	15,982	9,064	6,918	76%
Managed aircraft	1,510	2,859	(1,349)	(47)%
Total	$17,492	$17,363	$129	1%
The increase in cost of revenue was the result of a decrease in revenue from aircraft sales of $5.4 million and lower cost of revenue from managed aircraft of $1.3 million, partially offset by an increase in cost of revenue from plane usage of $6.9 million, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in cost of revenue from aircraft sales was primarily the result of delays in aircraft deliveries in the first quarter of 2024.
Selling, general and administrative
Selling, general and administrative expenses increased by $5.5 million, or 89%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in selling, general and administrative is primarily related to higher advertising and marketing expense of $2.0 million, higher salaries of $1.2 million to support the growth in the company, and professional fees and other expenses associated with becoming a public company. In May 2024, we implemented a cost savings initiative to support our path to profitability. On a proforma basis, assuming these cost savings had been implemented at the beginning of January, our selling, general and administrative expenses would have been $9.0 million for the three months ended March 31, 2024.
Gain from sale of consolidated entity
Gain on sale of consolidated entity consists of the gain on the sale of Fly Dreams LLC during 2023.
Gain from sale of equity method investment
Gain on sale of equity method investment consists of the sale of the remaining interest in Volato 239, LLC and re-sold fractions in Volato 149, LLC and Volato 234, LLC.

Loss on change in value of forward purchase agreement
As part of the Business Combination, we entered into an agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”). We recorded a fair value adjustment on the Forward Purchase Agreement resulting in a loss of $227 thousand loss on the change in fair value for the three months ended March 31, 2024.
Interest Expense
Interest expense primarily consists of interest related to our credit facilities and convertible notes and amortization of debt issuance costs. Interest expense increased $244 thousand, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily as a result of an increase in the Shearwater debt facility.
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
The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
Adjusted EBITDA	2024	2023
Net loss	$(17,390)	$(7,515)
Interest expense, net	1,138	894
Provision for income tax expense	6	—
Loss from change in fair value of forward purchase agreement	227	—
Depreciation and amortization	80	45
Equity-based compensation expense	83	8
Gain from sale of consolidated entity	—	(387)
Gain from sale of equity-method investment	—	(863)
Other income	(4)	(42)
Other items not indicative of our ongoing operating performance(1)	2,765	1,174
Adjusted EBITDA	$(13,095)	$(6,686)

(1)Represents cost incurred related to the cost savings initiative and business realignment.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of stock, borrowings under our credit facilities, and capital raises from convertible debt and preferred stock. We additionally manage liquidity through the aircraft sales which provides up front deposits from our customers and aircraft usage. As of March 31, 2024, we had $8.3 million of cash and restricted cash. During the year ended December 31, 2023, we converted our line of credit from a related party into convertible notes, and therefore have no credit facilities for future borrowings.

Our primary needs for liquidity are to fund working capital, acquisitions, debt service requirements, and for general corporate purposes.
We believe factors that could affect our liquidity include the ability of our OEM partners to meet our delivery schedule and our ability to sell those aircraft, the growth rate of our charter and deposit program flying, changes in demand for our services, competitive pricing pressures, the timing and extent of spending on software development and other growth initiatives, our ability to improve the efficiency of our network flying, and overall economic conditions. To the extent that our current liquidity is insufficient to fund future activities, we will need to raise additional funds. We may attempt to raise additional capital through the sale of equity securities, through debt financing arrangements, or both. Raising additional funds by issuing equity securities will dilute the ownership of existing shareholders. The occurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In the event that additional funds are required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
We have incurred negative cash flows from operating activities and significant losses from operations historically and plan to raise additional capital to fund our future operations. We believe our cash on hand, our planned capital raise, and our results of operations including our planned sale of aircraft during the year ending December 31, 2024, will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least 12 months from the date of this report. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. The factors raise substantial doubt regarding our ability to continue as a going concern.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(7,696)	$(7,608)
Net cash provided by (used in) investing activities	(56)	1,970
Net cash provided by (used in) financing activities	(684)	5,468
Net decrease in Cash and Restricted Cash	$(8,436)	$(170)
Cash Flow from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was $7.7 million. The cash outflow from operating activities consisted of our net loss of $17.4 million, non-cash items of $0.5 million, and a change in net operating assets and liabilities of $9.2 million. The change in net operating assets and liabilities was primarily as a result of an increase in customer deposits and deferred revenue of $6.2 million and an increase in accounts payable and accrued liabilities of $2.3 million.
Net cash used in operating activities for the three months ended March 31, 2023 was $7.6 million. The cash outflow from operating activities consisted of our net loss of $7.5 million, non-cash items of $1.1 million, and a change in net operating assets and liabilities of $2.3 million. The change in net operating assets and liabilities was primarily a result of an increase in accounts payable and accrued liabilities of $1.0 million, a decrease in prepaid and other current assets of $0.9 million, and a decrease in accounts receivable of $0.5 million.

Cash Flow from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $56 thousand related to the purchase of property and equipment.
Net cash provided by investing activities for the three months ended March 31, 2023 was $2.0 million. Cash flow from investing activities was primarily attributable to $3.8 million from the sale of equity method investment.
Cash Flow from Financing Activities
Net cash used financing activities for the three months ended March 31, 2024 was $684 thousand. Cash flow from financing activities consisted of repayment on loans.
Net cash provided by financing activities for the three months ended March 31, 2023 was $5.5 million. Cash flow from financing activities was primarily attributable proceeds from the issuance of convertible notes of $4.8 million and proceeds from line of credit of $1 million.

Contractual Obligations and Commitments
Our principal commitments consist of contractual cash obligations under our credit facilities, operating leases for certain controlled aircraft and the Notes. We have committed to acquire four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million with expected deliveries in 2024 and 2025, of which $45 million was funded and paid through March 31, 2024. Additionally, we have committed to acquire and additional 22 Honda HA-420 aircraft for a total consideration of $154.9 million, with expected deliveries between the second quarter of 2023 and the first quarter of 2026, of which $1.5 million was funded and paid through March 31, 2024.

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
The Company utilizes the Black Scholes valuation model to value the issuance of stock-based compensation. See Note 14, “Shareholders’ Equity (Deficit)” of the accompanying Notes to Consolidated Financial Statements.
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

Recent Accounting Pronouncements
For further information on recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2024 represented 13.3% of our total cost of revenue. Aircraft fuel expense for the three months ended March 31, 2023 represented 11.9% of our total cost of revenue.
Based on our first quarter 2024 fuel consumption, a hypothetical 10.0% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $0.2 million .

ITEM 4. CONTROLS AND PROCEDURES
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR CREDIT FACILITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Index
Exhibit Number	Description
10.1	Form of Employee Invention Assignment, Restrictive Covenants, and Confidentiality Agreement (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

VOLATO GROUP, INC.
May 15, 2024	By:	/s/ Matthew Liotta
	Name:	Matthew Liotta
	Title:	Chief Executive Officer

May 15, 2024	By:	/s. Mark Heinen
	Name:	Mark Heinen
	Title:	Chief Financial Officer