Form 10-Q
period 2024-06-30
Volato Group, Inc.
filed 2024-08-14
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐         No ☒
As of August 9, 2024 there were 29,534,339 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VOLATO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash	$5,407	$14,486
Restricted cash	1,842	—
Accounts receivable, net	2,050	2,990
Deposits	48,594	25,125
Prepaid expenses and other current assets	3,146	3,897
Total current assets	61,039	46,498

Property and equipment, net	829	846
Operating lease, right-of-use assets	1,117	1,278
Equity-method investment	162	154
Deposits	191	15,691
Forward purchase agreement	—	2,982
Restricted cash	—	2,237
Intangibles, net	1,361	1,391
Goodwill	635	635
Total assets	$65,334	$71,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,143	$8,588
Loan from related party	—	1,000
Operating lease liability	350	326
Merger transaction costs payable in shares	—	4,250
Credit facility and other loans	36,732	20,616
Customer deposits and deferred revenue	29,024	12,857
Total current liabilities	79,249	47,637

Deferred income tax liability	305	305
Operating lease liability, non-current	783	965
Credit facility, non-current	—	8,054
Total liabilities	$80,337	$56,961
COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Common Stock Class A, $0.0001 par value; 80,000,000 authorized; 29,517,731 and 28,043,449 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	82,964	78,410
Accumulated deficit	(97,970)	(63,662)
Total shareholders’ equity	(15,003)	14,751
Total liabilities and shareholders’ equity	65,334	$71,712
The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$15,131	$13,015	$28,342	$28,680

Costs and expenses:
Cost of revenue	18,466	16,164	35,958	33,508
Selling, general and administrative	9,743	6,132	21,485	12,342
Total costs and expenses	28,209	22,296	57,443	45,850

Loss from operations	(13,078)	(9,281)	(29,101)	(17,170)

Other income (expenses):
Gain from sale of consolidated entity	—	—	—	387
Gain from sale of equity-method investment	—	20	—	863
Other income	154	127	158	168
Loss from change in fair value forward purchase agreement	(2,755)	—	(2,982)	—
Interest expense, net	(1,230)	(728)	(2,368)	(1,622)
Other income (expenses)	(3,831)	(581)	(5,192)	(204)

Loss before provision for income taxes	(16,909)	(9,862)	(34,293)	(17,374)
Provision for incomes taxes	9	—	15	—
Net Loss	$(16,918)	$(9,862)	$(34,308)	$(17,374)

Basic and diluted net loss per share	$(0.58)	$(0.86)	$(1.17)	$(1.53)

Weighted average common share outstanding:
Basic and diluted	29,359,637	11,417,552	29,232,973	11,343,626

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except shares)

	Class A Common Stock		Additional Paid-in Capital	Subscription Receivable	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2022, As adjusted	11,268,877	1	5,185	(15)	(10,840)	(5,669)
Stock-based compensation	—	—	8	—	—	8
Net loss	—	—	—	—	(7,515)	(7,515)
Balance at March 31, 2023	11,268,877	$1	$5,193	$(15)	$(18,355)	$(13,176)
Stock-based compensation	—	—	15	—	—	15
Issuance of common stock	193,163	—	22			22
Net loss	—	—	—	—	(9,862)	(9,862)
Balance at June 30, 2023	11,462,040	1	5,230	(15)	(28,217)	(23,001)

	Class A Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance December 31, 2023	28,043,449	$3	$78,410	$(63,662)	$14,751
Stock-based compensation	—	—	83	—	83
Issuance of common stock	1,208,180	—	—	—
Warrant reclass from in-kind liability to APIC	—	—	4,250	—	4,250
Net loss	—	—	—	(17,390)	(17,390)
Balance at March 31, 2024	29,251,629	$3	$82,743	$(81,052)	$1,694
Stock-based compensation	—	—	185	—	185
Issuance of common stock	266,102	—	36	—	36
Net Loss	—	—	—	(16,918)	(16,918)
Balance at June 30, 2024	29,517,731	$3	$82,964	$(97,970)	$(15,003)

The accompanying notes are an integral part of these audited consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net Loss	$(34,308)	$(17,374)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	160	110
Stock compensation expense	268	23
Gain from sale of equity-method investments	—	(863)
Gain from sale of consolidated entity	—	(387)
Gain from equity-method investments	(8)	(22)
Amortization right-of-use asset	161	145
Amortization of debt discount	92	93
Change in fair value forward purchase agreement	2,982	—
Changes in assets and liabilities:
Accounts receivable	941	327
Prepaid and other current assets	750	171
Deposits	175	(1,801)
Account payable and accrued liabilities	5,410	5,396
Operating lease liability	(158)	(137)
Customer deposits and deferred revenue	16,168	1,063
Net cash used in operating activities	(7,367)	(13,256)
Investing activities:
Cash payment for property and equipment	(113)	(552)
Proceeds from sale of interest in equity-method investment	—	4,235
Payment for the purchase of equity-method investments	—	(2,328)
Proceeds from the sale of consolidated entity	—	350
Net cash provided by (used in) investing activities	(113)	1,705
Financing activities:
Proceeds from lines of credit	—	1,000
Repayments of lines of credit	(1,000)	—
Proceeds from issuance of convertible notes	—	10,670
Repayment on loans	(1,030)	(534)
Proceeds from exercise of stock options	36	22
Net cash provided by (used in) financing activities	(1,994)	11,158
Net decrease in cash	(9,474)	(393)
Cash and restricted cash, beginning of year	16,723	7,879
Cash and restricted cash, end of period	$7,249	$7,486
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,318	$690
Non-Cash Investing and Financing Activities:
Credit facility for the aircraft deposits	$9,000	$8,750
Original debt discount	$68	$116
The accompanying notes are an integral part of these audited consolidated financial statements.

VOLATO GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going concern, liquidity, and capital resources
The Company has only recently been formed, has limited operating history, has recorded a net loss of $34.3 million for the six months ended June 30, 2024, has a negative working capital of $18.2 million, and has an accumulated deficit of $98.0 million as of June 30, 2024. Net cash used in operating activities for the six months ended June 30, 2024, was $7.4 million.
These above matters raise substantial doubt about the Company's ability to continue as a going concern. During the next twelve months, the Company intends to fund its operations through a combination of issuing debt and equity as well as the sale of aircraft at a premium to cost.
Management believes that its current cash position, along with its anticipated revenue growth and proceeds from future debt and/or equity financings, when combined with continued realization of greater fleet utilization and prudent expense management, will allow the Company to continue as a going concern and to fund its operations for at least one year from the date these financials are available.

On June 18, 2024, the Company received a notice (the “notice”) from the NYSE American LLC (the
“NYSE American”) advising the Company that it is not in compliance with the NYSE American continued listing standards, requiring a company to have stockholders equity of at least $2.0 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide requiring a company to have stockholders’ equity of at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company submitted a plan (the “plan”) to the NYSE American LLC on July 18 2024 outlining actions the Company will take to regain compliance by December 18, 2025. The notice does not affect the Company's ongoing business operations or its reporting requirements with the United States Securities and Exchange Commission (the "SEC").

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
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

Fly Dreams held the Federal Aviation Agency (“FAA”) certificate and conducts air carrier operations through an aircraft charter Management and Dry Lease Agreement with each of the Plane Co’s. On March 3, 2023, Legacy Volato transferred its Fly Dreams LLC operation to GCA and sold all of its membership interest in Fly Dreams LLC, including Fly Dreams FAA part 135 Certificate. Legacy Volato now conducts its operations under GCA FAA Part 135 Certificate. The selling price was $550 thousand, which resulted in the recognition of $387 thousand in gain, which is presented in other income (expense) in the consolidated statement of operations for the six months ended June 30, 2023.
The Company only holds de minimis interest in Plane Co’s as of June 30, 2024.
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
•Assumptions used in the valuation of the forward purchase agreement

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
Cash and restricted cash

Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2024 and December 31, 2023, the Company had no cash equivalents besides what was in the cash balance as of this date. The Company has $1.8 million and $2.2 million of restricted cash at June 30, 2024 and December 31, 2023, respectively, which serves as collateral for the credit facility with SAC Leasing G280 LLC.
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

As of June 30, 2024, and December 31, 2023, the only equity-method investment was Volato 158 LLC with a 3.13% equity interest. As of June 30, 2024 and December 31, 2023, management believes the carrying value of its equity method investments was recoverable in all material respects.
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

The Company recognized zero and $55 thousand of bad debt expense during the three and six months ended June 30, 2024 and 2023, respectively.
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
The capitalized computer software development costs are reported under the section fixed assets, net in the consolidated balance sheet and are amortized using the straight-line method over the estimated useful life of the software, generally three years from when the asset is placed in service. The Company capitalized zero and $323 thousand of internal software development costs during the six months ended June 30, 2024 and the twelve months ended December 31 2023, respectively. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
Website development cost
The costs incurred for activities during the website application and infrastructure development stage are capitalized in accordance with the guidance on internal-use software in ASC 350-40. The Company capitalized $110 thousand and $241 thousand of website development costs during the six months ended June 30, 2024 and twelve months ended December 31, 2023, respectively. The Company recognized $26 thousand and $27 thousand of amortization expense for the three months ended June 30, 2024 and 2023, respectively. The Company recognized $51 thousand and $43 thousand of amortization expense during the six months ended June 30, 2024 and 2023, respectively.
Valuation of Long-Lived Assets:
In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, property, plant, and equipment, and long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. No impairment was recognized during the six months ended June 30, 2024 and 2023.

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

The fair value of the Company’s recorded forward purchase agreement (“FPA”) is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Monte Carlo simulation model was used to determine the fair value as of December 31, 2023. The Company records the forward purchase agreement at fair value on the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operation. As of June 30, 2024, the Company recognized an impairment in the value of the FPA due to receipt of a termination notice.

The following table presents changes of the forward purchase agreement for the six months ended June 30, 2024, in thousands:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)

Forward Purchase Agreement
Balance December 31, 2023	$2,982
Change in fair value	(2,982)

Balance June 30, 2024	$—

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid and other assets, accounts payable and accrued expenses, deposits, and members’ deposit approximate their fair value because of the short maturity of those instruments. The Company’s promissory notes approximate the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term maturity of these instruments at June 30, 2024 and December 31, 2023, respectively. On July 23, 2024, the Company received notice of termination of the forward purchase agreement.
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
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

The Company’s aircraft management services are a full-service management and charter operator including dry leasing airplanes from owners, placing aircrafts on our FAA Air Carrier Certificate, operating the aircraft for owner flights and chartering the aircraft to customers. Under the aircraft management services revenues stream, aircraft owners pay management fees to the Company plus all operating expenses for the aircraft, maintenance, crew hiring and management, flight operations, dispatch, hangar, fuel, cleaning, insurance, and aircraft charter marketing. Revenues from aircraft management services consist of one performance obligation to provide management airplane management services. Revenue is partially recognized overtime for the administrative portion of the service, and partially recognized at a point in time, generally upon the transfer of control of the promised services included as part of the management services. Revenue recognized over time was $1.7 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively. Revenue over time was $3.3 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively. All other revenue was recognized upon the transfer of control of the promised services.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
a customer and when the customer pays for the service is one year or less or the timing and the transfer of the services is at the discretion of the customer.

Contract liabilities consist of customer prepayments and the aircraft deposits referred to above. Total contract liabilities were $29.0 million and $12.9 million as of June 30, 2024 and December 31, 2023, respectively.

The Company generated revenue during the three and six months ended June 30, 2024 and 2023, broken down as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Aircraft sales	$—	$—	$—	$5,710
Charter flight revenue	12,457	9,717	23,974	16,402
Aircraft Management revenue	2,674	3,298	4,368	6,568
Total	$15,131	$13,015	$28,342	$28,680

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
The Company follows the guidance of 740-10-25 of the FASB ASC (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.
The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. Federal jurisdiction, and state jurisdictions. The Company is subject to U.S. Federal, state, and local income tax examinations by tax authorities. The Company currently is not under examination by any tax authority.
Stock-based compensation

The Company accounts for equity-based compensation using the fair value method as set forth in the ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards based on estimated fair values. This method requires companies to estimate the fair value of stock-based compensation on the date of grant using an option pricing model. The Company estimates the fair value of each equity-based payment award with service based vesting on the date of grant using the Black-Scholes pricing model. The Company estimates the fair value of equity-based payment awards subject to performance-based market conditions on the date of grant using a Monte-Carlo valuation simulation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
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

The grant date fair value of options with performance-based market conditions is determined using a Monte-Carlo valuation simulation. For awards that vest based on service conditions and market conditions, we use the straight-line method to recognize compensation expense over the respective service period. For awards that contain performance conditions, we determine the appropriate amount to expense based on the anticipated achievement of performance targets, which requires judgment, including forecasting the achievement of future specified targets. At the date performance conditions are determined to be probable of achievement, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period. Throughout the performance period, we re-assess the estimated performance and update the number of performance-based awards that we believe will ultimately vest.
Net loss per share
The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB ASC. Basic earnings per share is computed by dividing net loss available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially dilutive debt or equity. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the three and six months ended June 30, 2024, include stock options and restricted stock units.
The Company has 2,023,192 outstanding stock options and 1,506,344 outstanding restricted stock units to purchase an equivalent number of common stock for at June 30, 2024.

The Company also has 29,026,000 outstanding warrants to purchase an equivalent number of shares of common stock as of June 30, 2024 and 2023, respectively at a weighted average strike price of $11.50.
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

The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. There was no impairment loss recognized for the intangible assets for the six months ended June 30, 2024 and 2023, respectively.
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
If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter on October 1. There was no impairment of goodwill for the six months ended June 30, 2024 and 2023, respectively.

Segment Reporting

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The chief operating decision maker is the chief executive officer. We determined that the Company operates in a single operating and reportable segment, private aviation services, as the chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and cost of revenue for purposes of making operating decisions, allocating resources, and assessing performance. Substantially all of our long-lived assets are located in the U.S. and revenue from private aviation services is substantially earned from flights throughout the U.S.

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

Advertising Costs
Advertising costs are expensed as incurred and included in management and general expenses on the statements of operations. Such advertising amounted to $1.0 million and $354 thousand for the three months ended June 30, 2024 and 2023, respectively and $3.2 million and $577 thousand for the six months ended June 30, 2024 and 2023, respectively.
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

Leases

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
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

NOTE 3 – BUSINESS COMBINATION – (CONTINUED)
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

NOTE 4–INTANGIBLES
Finite-Lived Intangible Assets
The following is a summary of finite-lived intangible assets, in thousands:

	June 30, 2024
	Cost	Accumulated Amortization	Net
Customer relationships	$301	$(140)	$161
	$301	$(140)	$161

	December 31, 2023
	Cost	Accumulated Amortization	Net
Customer relationships	$301	$(110)	$191
	$301	$(110)	$191

Intangible asset amortization expense was $15 thousand for the three months ended June 30, 2024 and 2023, respectively. Intangible asset amortization expense was $30 thousand for the six months ended June 30, 2024, and 2023, respectively.
As of June 30, 2024, future amortization expense is expected to be as follows, in thousands:

Amount
2024	$30
2025	60
2026	60
2027	11
$161
Indefinite - Lived Intangible Assets
The following table summarizes the balances of the indefinite-lived intangible assets, in thousands:

	June 30, 2024	December 31, 2023
Intangible asset - Part 135 certificate	$1,200	$1,200

The FAA Part 135 certificate for a total amount of $1.2 million relates to the certificate acquired from the GCA acquisition.
During the year ended December 31, 2023, the Company transferred its Fly Dreams LLC operations to GCA and sold its membership interest in Fly Dreams LLC, including Fly Dreams FAA Part 135 Certificate, with a carrying balance of $163 thousand, for a selling price of $550 thousand, which resulted in a gain in the amount of $387 thousand, which was reported in other income in the consolidated statement of operations for the year ended December 31, 2023. The Company did not recognize any impairment of the Part 135 certificates as of June 30, 2024 and December 31, 2023.

NOTE 5 - MERGER TRANSACTION COSTS PAYABLE

Merger transaction cost payable consist of the following, in thousands:

December 31, 2023

Transaction costs payable in common stock	$4,250
Total	$4,250

In connection with the business combination, the Company entered into three agreements (the “Agreements”) with financial institutions, in which the Company agreed to pay a success fee in the aggregate amount of $4.25 million to the financial institutions in case the Company consummates the acquisition. The success fees, or portion thereof, were to be paid in the Company’s shares of common stock.

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

Pursuant to the terms of the Forward Purchase Agreement, the Seller could purchase prior to the closing up to 2.0 million shares (the “Maximum Number of Shares”) of the Company from third parties through a broker in the open market. The Number of Shares subject to a Forward Purchase Agreement could be reduced following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the respective Forward Purchase Agreement.

Under the Forward Purchase Agreement the Seller was paid directly an aggregate cash amount (the “Prepayment Amount”) equal to the product of (i) the number of shares as set forth in the pricing date notice and (ii) the redemption price paid by the Company on the closing date to holders of its common stock who exercised their redemption rights in connection with the business combination (the “Initial Price”).

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

In all other cases, Seller shall pay the Company a cash amount equal to (1) the number of shares as of the Valuation Date multiplied by the VWAP price over the valuation period less (2) the settlement amount adjustment.

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

In July 2024, Seller notified the Company of the termination of the Forward Purchase agreement, following a delivery of a notice establishing the Valuation Date; upon termination, seller was not obligated to pay the Company a cash amount. The Company recorded the impact of the notice as of June 30, 2024. In the six months ended June 30, 2024, the Company recognized a loss on the change in fair value of $3.0 million reported in other expenses in the consolidated statement of operations.
NOTE 7– FIXED ASSETS
Fixed assets consist of the following, in thousands:

	June 30, 2024	December 31, 2023
Machine and equipment	$194	$191
Automobiles	102	102
Website development costs	290	290
Computer and office equipment	9	11
Software development costs	547	437
	1,142	1,031
Less accumulated depreciation	(313)	(185)
	$829	$846
During the three months ended June 30, 2024 and 2023, the Company recognized $65 thousand and $50 thousand of depreciation, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized $130 thousand and $80 thousand, respectively.

NOTE 8 – DEPOSITS
Deposits consist of the following, in thousands:

	June 30, 2024	December 31, 2023
Deposits on aircraft	$48,594	$40,300
Other deposits	191	516
Total deposits	$48,785	$40,816
Less current portion	(48,594)	(25,125)
Total deposits, non-current	$191	$15,691

Below is a breakdown of the deposits on aircraft, in thousands:

	June 30, 2024	December 31, 2023
Gulfstream aircraft deposits	$48,000	$39,000
Honda aircraft deposits	594	1,300
Total deposits on aircraft	48,594	$40,300
Less current portion	(48,594)	(25,050)
Total deposits on aircraft non-current	$—	$15,250
Gulfstream Aerospace, LP
In 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G 280 aircraft for total consideration of $79 million with expected delivery throughout fiscal year 2025.

During the six months ended June 30, 2024, the Company funded an additional amount of $9.0 million, of which $9.0 million was funded through the SAC Leasing G 280 line of credit. During the six months ended June 30, 2023, the Company funded $10.5 million pursuant to the terms of the executed purchase agreements, of which $9.0 million was funded through SAC leasing G 280 Line of credit and $1.5 million paid directly by the Company.

The Company funded an aggregate amount of $48.0 million and $39.0 million towards the acquisition price of the four Gulfstream G 280 aircraft in accordance with the scheduled payment terms of the agreements as of June 30, 2024, and December 31, 2023, respectively.
HondaJet
The Company entered into aircraft purchase agreements with Honda Aircraft Company LLC, under which it paid $1.5 million and $1.3 million of deposits for aircraft not yet delivered at June 30, 2024 and December 31, 2023, respectively.
During the six months ended June 30, 2023, the Company took delivery of one aircraft for a purchase price of $5.5 million.
In May 2023, the Company and Honda Aircraft Company, LLC entered into a HondaJet Fleet Purchase Agreement for the acquisition of twenty-three (23) HondaJet HA-420 Aircraft for a total aggregate purchase price of $161.1 million for delivery between the fourth fiscal quarter of 2023 and the fourth fiscal quarter of 2025.

NOTE 9 – EQUITY-METHOD INVESTMENT
The Company has the following equity method investments, in thousands:

	June 30, 2024	December 31, 2023
Investment in Volato 158 LLC	$162	$154
	$162	$154
The Company has one equity-method investment as of June 30, 2024 and December 31, 2023: Volato 158 LLC, with a membership interest of 3.125%.
Volato 158 LLC
In August 2021, the Company executed an aircraft purchase agreement with Volato 158 LLC (“158 LLC”) and contributed an aircraft with a carrying amount of $4.2 million to 158 LLC for a 100% membership interest in 158 LLC. The investment in 158 LLC was initially consolidated as the Company had a controlling financial interest in 158 LLC.
As of June 30, 2024, and December 31, 2023, the Company had a remaining 3.125% interest in 158 LLC. Based on its equity investment, the Company recorded a gain from its equity-method investment of $4 thousand and zero for the three months ended June 30, 2024 and 2023, respectively. The Company recorded a gain from its equity method invest of $8 thousand and $2 thousand for the six months ended June 30, 2024 and 2023, respectively.

NOTE 10 – REVOLVING LOAN AND PROMISSORY NOTE- RELATED PARTY
Revolving loan and promissory note with a related party consisted of the following, in thousands:

	June 30, 2024	December 31, 2023
Dennis Liotta, March 2023 – 10% interest – promissory note due March 2024	$—	$1,000
Total notes from related party - current	$—	$1,000
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

Dennis Liotta (father of the Company’s Chief Executive Officer) – March 2023 promissory note
On March 15, 2023, the Company entered into a promissory note agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $1 million, with an effective date of February 27, 2023, which matures on March 31, 2024 (“March 2023 note”). The entire outstanding principal balance together with accrued but unpaid interest are due at the maturity date. The March 2023 note includes a ten percent (10%) interest rate per annum, which will be increased to twenty percent (20%) upon an event of default. Events of default include the failure to make any principal and accrued interest when due, any legal proceedings against the Company or a voluntary federal bankruptcy. The March 2023 note may be prepaid at any time without penalties. On April 1, 2024, the Promissory note was paid in full. Promissory note from related party was zero as of June 30, 2024, and $1.0 million as of December 31, 2023, respectively.
The Company incurred zero and $25 thousand of interest expense during the three months ended June 30, 2024 and 2023, respectively. The Company incurred $23 thousand and $34 thousand of interest expense during the six months ended June 30, 2024 and 2023, respectively. Accrued interest was zero as of June 30, 2024.

NOTE 11 – CREDIT FACILITY AND OTHER LOANS
Credit facility and other loans consisted of the following, in thousand:

	June 30, 2024	December 31, 2023
SAC Leasing G280 LLC credit facility, 12.5% interest, net of deposits	$36,750	$27,750
Less discounts	(352)	(376)
Total credit facility, net of discount	$36,398	27,374
SAC Leasing G280 LLC Line of credit
In 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million with expected deliveries in 2024 and 2025, of which an aggregate amount of $48.0 million was funded and paid as of June 30, 2024, partially through a credit facility from SAC leasing G 280.

During the six months ended June 30, 2024, the Company funded an additional $9.0 million through the SAC Leasing G280 credit facility.

During the six months ended June 30, 2024, the Company increased its SAC leasing G280 line of credit by $9.0 million, which brings the carrying balance at $36.8 million as of June 30, 2024.
The Company incurred $68 thousand and $548 thousand of incremental closing costs, which are reported as debt discount against the liability in the consolidated balance sheets as of June 30, 2024, and December 31, 2023, respectively.

During the three months ended June 30, 2024 and 2023 the Company amortized to interest expense $45 thousand and $33 thousand of debt discount, respectively. During the six months ended June 30, 2024 and 2023, the Company amortized to interest expense $92 thousand and $62 thousand of debt discount, respectively.
The maturity date is the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC G280 LLC as collateral on this credit facility.

During the three months ended June 30, 2024 and 2023, the Company incurred $1.2 million and $427 thousand of interest under this facility, respectively. During the six months ended June 30, 2024 and 2023 the Company incurred $2.3 million and $679 thousand, respectively.
The Company entered into the pre-delivery payment agreement on October 5, 2022, with SAC Leasing G280, LLC to obtain loans in the aggregate amount of $40.5 million for the purchase of four (4) Gulfstream G280 aircraft to be delivered in 2024 and 2025. The Board of Directors consented to the participation of Coastal States Bank, as a syndicate lender in the financing of additional aircraft by SAC Leasing G280 LLC. On August 25, 2023, the Company and SAC Leasing V280, LLC entered into the first amendment to pre-delivery payment agreement. As of June 30, 2024, the Company had an aggregate amount of $37.5 million in promissory notes, of which 60% was sole to Coastal States Bank pursuant to the first amendment.
NOTE 12 – RELATED PARTIES

Liotta Family Office, LLC (60% owned by the father of the Company’s Chief Executive Officer, 20% owned by the brother of the Company’s Chief Executive Officer and 20% owned by the Company’s Chief Executive Officer)

Liotta Family Office, LLC currently owns 1,859,288 shares of Class A common stock, which represents 6.3% of the issued and outstanding Class A common stock as of June 30, 2024.

During the year ended December 31, 2023, Liotta Family Office, LLC entered into an unsecured promissory note for a total amount of $1.0 million (Note 10). The Company incurred $23 thousand of interest during the six months ended June 30, 2024. In April 2024, the promissory note and accrued interest was paid in full.

Plane Co’s

The Company facilitates the formation of limited liability plane companies (earlier defined as “Plane Co”), which are then funded by third party members prior to the sale and delivery of an aircraft purchased from Honda Aircraft Company that will enter into the Company’s fractional program. Each Plane Co is managed through an operating agreement with Volato, Inc.

The aggregate amount of revenue generated from the Plane Co’s totaled $1.1 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively. The aggregate amount of revenue generated from Plane Co’s totaled $2.3 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively.

Expenses charged to the Company by Plane Co’s totaled $1.0 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively. Expenses charged to the Company by Plane Co’s totaled $2.2 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.

Balance due to Plane Cos amounted to $0.3 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively.

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

The effective tax rate was zero percent for the three and six months ended June 30, 2024 and 2023, respectively. Our effective tax rate for the three and six months ended June 30, 2024 differs from the federal statutory rate of 21%, primarily due to a change in the valuation allowance for deferred assets as of June 30, 2024.
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

Preferred Stock

No shares of preferred stock have been issued as of June 30, 2024 and December 31, 2023.

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
The 2023 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options) stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of Common Stock for issuance pursuant to awards under the 2023 Plan equal to 5,608,690 shares. As of June 30, 2024 the Company had 5,558,690 shares available for issuance.
Stock option activity for the periods presented is as follows (in thousands, except per share value):

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	2,369,169	$1.43	8.8	$6.8
Granted	50,000	$0.75	—
Cancelled	(83,261)	$6.15	—
Exercised	(312,716)	$0.14	—
Outstanding at June 30, 2024	2,023,192	$1.43	8.2	$0.7
Exercisable as of June 30, 2024	1,635,520	$0.24		—

The aggregate intrinsic value represents the difference between the exercise price and the fair value of the shares underlying common stock.

The Black-Scholes option pricing model is used by the Company to determine the weighted-average fair value of share-based payments. The Company’s recognizes forfeitures as they occur. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, which is generally four years.

The Black-Scholes option pricing model assumptions used in evaluating our option awards to employees is as follows:

Six Months ending June 30,
2024
Expected term	6.08 years
Expected volatility	54%
Risk-free interest rate	4.5%
Dividend yield	—

Restricted Stock

In June, 2024 the Company issued time-based restricted stock units and performance-based restricted stock units with market conditions that vest upon the Company’s common stock achieving a specific price per share.

Restricted stock unit activity for the periods presented is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	—	—
Granted	1,576,193	0.40
Vested	(69,849)	0.39
Forfeited	—	—
Outstanding at June 30, 2024	1,506,344	0.40

The performance-based restricted stock units with market conditions was determined using a Monte Carlo simulation model.

Stock based compensation expense was $185 thousand and $15 thousand for the three months ended June 30, 2024 and 2023. Stock based compensation expense was $268 thousand and $23 thousand for the six months ended June 30, 2024 and 2023, respectively.

Warrants

As of June 30, 2024, there were 13,800,000 public warrants and 15,226,000 private placement warrants issued and outstanding.

Private placement warrants

Simultaneously with the closing of the Initial Public Offering by PACI in 2021, the Company f/k/a Proof Acquisition Corp I consummated the private placement of 15,226,000 private placement warrants at a price of $1.00 per private placement warrant to the sponsor and Blackrock. Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. Such private warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company. The private warrants are all exercisable as of June 30, 2024. There was no activity during the period ended June 30, 2024.

Public warrants

Pursuant to the Initial Public Offering by PACI in 2021, the Company sold 27,600,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A majority of the shares were redeemed before the merger transaction, but the warrants remain. As a result, there are 13,800,000 warrants outstanding as of June 30, 2024.

The public warrants will become exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the Initial Public Offering. The public warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation. The public warrants are all exercisable as of June 30, 2024. There was no activity during the period ended June 30, 2024.
NOTE 15 – COMMITMENT AND CONTINGENCIES
Honda May 2023 Purchase Agreement

On May 5, 2023, the Company entered into a HondaJet Fleet Purchase Agreement with Honda Aircraft Company. LLC, for the purchase and delivery of twenty-three (23) HondaJet HA-420 Aircraft for a total estimated purchase price of $161.1 million with expected delivery between the fourth fiscal quarter of 2023 and the fourth fiscal quarter of 2025. The Company should make a $150 thousand deposit for each aircraft twelve months prior to the expected delivery date. As of December 31, 2023, the Company took delivery and sold one aircraft related to this agreement, which brings the balance of aircraft to be delivered at twenty-two (22) as of December 31, 2023. The Company took delivery of one HondaJet and one Gulfstream G280 aircraft in July and August 2024, respectively.

As of June 30, 2024, the Company has funded an aggregated amount of $1.5 million towards the purchase agreement, which is presented under Deposits on Aircraft non-current in the consolidated financial statements. Pursuant to the terms of the agreement, the Company is required to fund an additional $1.4 million in deposits in the next twelve months.
Gulfstream Aerospace, LP
During the year ended December 31, 2023, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million and with expected deliveries in 2024 through 2025, for which the Company made prepayments totaling $48.0 million and $39.0 million as of June 30, 2024, and December 31, 2023, respectively. The $48.0 million is non-refundable, except in some specific circumstances, and would serve as consideration for liquidated damages of $3.0 million per aircraft should the purchase agreement be terminated by the Company.
During the six months ended June 30, 2024, the Company made additional payments of $9.0 million towards these agreements, of which $9.0 million was funded through the SAC Leasing G280 LLC credit facility (note 11) and zero was paid by the Company.
Future minimum payments under the purchase agreements with Gulfstream Aerospace, LP at June 30, 2024, are as follows, in thousands:

Gulfstream G280 Fleet
2024	$15,500
2025	15,500
Total expected contractual payments	$31,000
The Company has a credit facility in place with SAC Leasing G280 LLC to fund $40.5 million of the original $79.0 million due under these purchase agreements with Gulfstream Aerospace LP. The remaining balance to be funded by SAC Leasing G280 LLC is zero as of June 30, 2024.
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

The remaining term of this lease was 2.75 years as of June 30, 2024. Lease expense is recognized on a straight-line basis over the lease term. Lease expense related to this lease consisting of fixed and variable lease costs was $117 thousand for the three months ended June 30, 2024 and 2023. Lease expense was $234 thousand for the six months ended June 30, 2024 and 2023.
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
Variable leases costs associated with the aircraft operating leases were $3.0 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively. Variable lease costs associated with the aircraft operating leases were $5.7 million and $5.4 million for the six months ended June 30, 2024, and 2023, respectively. Short-term lease costs on the aircraft leases were $141 thousand and $151 thousand for the three months ended June 30, 2024 and 2023, respectively. Short-term lease costs on the aircraft leases were $156 thousand and $331 thousand for the six months ended June 30, 2024, and 2023, respectively.
Airport Facilities
Our facilities leases are for space at airports throughout the south with remaining terms ranging from one to eleven months. These leases consist of hangar space and office space. The leases have lease terms of 12 months or less. Accordingly, the Company has not recognized right-of-use assets or lease liabilities related to these lease agreements pursuant to the short-term lease election. The Company has made a policy election to not separate lease and non-lease components for these facility leases. Short-term lease costs related to these leases were $18 thousand and $19 thousand for the three months ended June 30, 2024, and 2023, respectively. Short-term lease costs were $36 thousand and $38 thousand for the six months ended June 30, 2024 and 2023, respectively.
Legal Contingencies
The Company is currently not involved with or know of any pending or threatening litigation and material claims against the Company or any of its officers.
NOTE 16 – SUBSEQUENT EVENTS
On July 19, 2024, the Company announced the resignation of the President of the Company, for personal reasons and entrance into a settlement agreement related to the President’s resignation. Pursuant to the terms of the settlement agreement he will be entitled to receive severance, payable in accordance with his separation agreement. Concurrent with the execution of the separation agreement, the employment agreement dated December 1, 2023 was terminated.

On July 23, 2024 the Company was notified by Vellar Opportunities Fund Master, Ltd of the termination of the forward purchase agreement. The Company wrote-off the remaining value of the agreement as of June 30, 2024.

On July 26, 2024, the Company entered into a business loan and security agreement which provides for a term loan in the amount of $4.0 million with principal and interest payments made weekly until January 28, 2025. The net proceeds of $3.8 million will be used to fund operations.

On August 8, 2024, the Company entered into a transaction which provides for the sale and leaseback of the GulfStream G280.

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
Additionally, our commercial services generate demand for our fleet through the operation of retail deposit programs and charter as well as wholesale charter through brokers. We offer these programs on a fleet of 24 HondaJets and a managed fleet of 3 aircraft. For additional details about these revenue streams, please see the section above titled “Aircraft Ownership Program Revenue Streams”. Finally, we provide aircraft management services to existing owners of aircraft and help them monetize their aircraft through charter services.
Since inception, we have been focused on making the necessary investments in people, focused acquisitions, aircraft and technology to build an industry leading aviation company that uses capital efficiently.
Financial highlights for the three months ended June 30, 2024 include:
•We generated total revenue of $15.1 million an increase of $2.1 million, or 16%, compared to the three months ended June 30, 2023. Revenue from aircraft usage increased by $2.7 million, or 28%;
•We had 3,052 total flight hours for the three months ended June 30, 2024, representing 5% year-over-year growth;
•We incurred a net loss of $16.9 million for the three months ended June 30, 2024, representing a $7.1 million increase in loss over the prior year primarily related to increased advertising and marketing spend as well as increased costs related to being a publicly traded company and a rapidly scaling business; and
•Adjusted negative EBITDA1 was $11.4 million for the three months ended June 30, 2024 compared to adjusted negative EBITDA of $7.6 million for the same period last year.
Financial highlights for the six months ended June 30, 2024 include:
•We generated total revenue of $28.3 million a decrease of $338 thousand, or 1%, compared to the six months ended June 30, 2023. Revenue from aircraft usage increased by $7.6 million, or 46%, while revenue from plane sales decreased by $5.7 million during the six months ended June 30, 2024;
•We incurred a net loss of $34.3 million for the six months ended June 30, 2024, representing a $16.9 million increase in loss over the prior year primarily related to lower plane sales as described above and increased advertising and marketing spend as well as increased costs related to being a publicly traded company and a rapidly scaling business; and
1Adjusted EBITDA is a non-GAAP financial measure. Please refer to the tables and related notes below for a reconciliation of Adjusted EBITDA to its most comparable GAAP measure.

•Adjusted negative EBITDA2 was $24.5 million for the six months ended June 30, 2024 compared to adjusted negative EBITDA of $14.3 million for the same period last year.
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

2Adjusted EBITDA is a non-GAAP financial measure. Please refer to the tables and related notes below for a reconciliation of Adjusted EBITDA to its most comparable GAAP measure.

Results of Operations
Comparison of three and six months ended June 30, 2024 and June 30, 2023
The following table sets forth our results of operations for the three and six months ended June 30, 2024 and 2023, (in thousands, except percentages):

	For the Three Months Ended June 30,		Change In		For the Six Months Ended June 30,		Change In
	2024	2023	$	%	2024	2023	$	%
Revenue	$15,131	$13,015	$2,116	16%	$28,342	$28,680	$(338)	(1)%

Costs and expenses:
Cost of revenue	18,466	16,164	2,302	14%	35,958	33,508	2,450	7%
Selling, general and administrative	9,743	6,132	3,611	59%	21,485	12,342	9,143	74%
Total costs and expenses	28,209	22,296	5,913	27%	57,443	45,850	11,593	25%

Loss from operations	(13,078)	(9,281)	(3,797)	41%	(29,101)	(17,170)	(11,931)	69%

Other income (expenses):
Gain from sale of consolidated entity	—	—	—	NM	—	387	(387)	NM
Gain from sale of equity-method investment	—	20	(20)	NM	—	863	(863)	NM
Other income	154	127	27	NM	158	168	(10)	NM
Loss from change in fair value forward purchase agreement	(2,755)	—	(2,755)	NM	(2,982)	—	(2,982)	NM
Interest expense, net	(1,230)	(728)	(502)	69%	(2,368)	(1,622)	(746)	46%
Other income (expenses)	(3,831)	(581)	(3,250)	NM	(5,192)	(204)	(4,988)	NM

Loss before provision for income taxes	(16,909)	(9,862)	(7,047)	71%	(34,293)	(17,374)	(16,919)	97%
Provision for incomes taxes	9	—	9	NM	15	—	15	NM
Net Loss	$(16,918)	$(9,862)	$(7,056)	72%	$(34,308)	$(17,374)	$(16,934)	97%

Revenue
Revenue consists of the following (in thousands, except percentages):

	Three Months Ended June 30,		Change In		Six Months Ended June 30,		Change In
	2024	2023	$	%	2024	2023	$	%
Aircraft sales	$—	$—	$—	N/M	$—	$5,710	$(5,710)	(100)%
Aircraft usage	12,457	9,717	2,740	28%	23,974	16,402	7,572	46%
Managed aircraft	2,674	3,298	(624)	(19)%	4,368	6,568	(2,200)	(33)%
Total	$15,131	$13,015	$2,116	16%	$28,342	$28,680	$(338)	(1)%
Revenue increased by $2.1 million, or 16%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in revenue was the result of an increase in our floating fleet to 25 as of June 30, 2024 from 18 as of June 30, 2023 as well as increase in our blended yield of $5,330 during the three months ended June 30, 2024 compared to $5,042 per hour for the three months ended June 30, 2023. Blended yield is the average occupied price per hour across all Volato product types. Our aircraft usage revenue is dependent on the (i) number of jets in our floating fleet driving total flight hours, (ii) mix of demand between owner, program and ad hoc impacting blended yield, and (iii) empty percentage. As our floating fleet grows, we expect both flight hours and blended yield to increase resulting in higher aircraft usage revenue.

Revenue decreased by $338 thousand, or 1%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in revenue was the result of a decline in revenue from aircraft sales of $5.7 million and lower revenue from managed aircraft, offset by an increase in revenue from plane usage of $7.6 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in revenue from aircraft sales was primarily the result of delays in aircraft deliveries in the first half of 2024. Honda released the new HondaJet Elite II model in the fourth quarter of 2022 with Volato taking delivery of its first two Elite II model aircraft in fourth quarter 2022. We have orders for 22 additional HondaJet Elite IIs and expect delivery of eight to ten throughout 2024 and the remaining in 2025. In addition, we have orders for four Gulfstream G280 jets and expect delivery of two in 2024 and the remaining in 2025. We believe the expected aircraft deliveries will result in higher aircraft sales revenue. The increase in aircraft usage revenue is the result of an increase in our floating fleet.
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
Cost of revenue consists of the following (in thousands, except percentages):

	Three Months Ended June 30,		Change In		Six Months Ended June 30,		Change In
	2024	2023	$	%	2024	2023	$	%
Aircraft sales	$—	$—	$—	N/M	$—	$5,440	$(5,440)	(100)%
Aircraft usage	16,019	13,194	2,825	21%	32,001	22,239	9,762	44%
Managed aircraft	2,447	2,970	(523)	(18)%	3,957	5,829	(1,872)	(32)%
Total	$18,466	$16,164	$2,302	14%	$35,958	$33,508	$2,450	7%
Cost of revenue increased by $2.3 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in cost of revenue was the result of a an increase in aircraft usage as we add more aircraft to our floating fleet, offset by lower cost of revenue from managed aircraft of $0.5 million, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Cost of revenue increased by $2.5 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in costs of revenue was due to an increase in aircraft usage as we add more aircraft to our floating fleet, offset by a decrease in revenue aircraft sales of $5.4 million and lower costs of revenue from managed aircraft of $1.9 million. The decrease in cost of revenue from aircraft sales was primarily the result of delays in aircraft deliveries in the first half of 2024.
Selling, general and administrative
Selling, general and administrative expenses increased by $3.6 million, or 59%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in selling, general and administrative is primarily related to higher salaries of $1.5 million to support the growth in the company, higher professional fees and other expenses associated with becoming a public company of $1.2 million and higher advertising and marketing expense of $0.7 million. In May 2024, we implemented cost savings measures to support our path to profitability. On a proforma basis, assuming these cost savings had been implemented at the beginning of April, our selling, general and administrative expenses would have been $8.3 million for the three months ended June 30, 2024.
Selling, general and administrative expenses increased by $9.1 million or 74% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in selling, general and administrative is primarily related to higher salaries of $3.9 million to support the growth of the company, higher professional fees and other expenses associated with becoming a public company of $2.9 million and higher advertising and marketing expense of $2.5 million. In May 2024, we implemented cost savings measures to support our path to profitability. On a proforma basis, assuming these cost savings had been implemented at the beginning of January, our selling, general and administrative expenses would have been $17.3 million for the six months ended June 30, 2024.
Gain from sale of consolidated entity
Gain on sale of consolidated entity consists of the gain on the sale of Fly Dreams LLC during 2023.
Gain from sale of equity method investment
Gain on sale of equity method investment consisted of the sale of the remaining interest in Volato 239, LLC and re-sold fractions in Volato 149, LLC and Volato 234, LLC.
Loss on change in value of forward purchase agreement
As part of the Business Combination, we entered into an agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”). In July 2024, the Forward Purchase Agreement was terminated. As of June 30, 2024, we recorded a fair value adjustment on the Forward Purchase Agreement resulting in a $2.8 million non-cash loss on the change in fair value for the three months ended June 30, 2024 and a non-cash loss of $3.0 million for the six months ended June 30, 2024
Interest Expense
Interest expense primarily consists of interest related to our credit facilities and convertible notes and amortization of debt issuance costs. Interest expense increased $502 thousand, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily as a result of an increase in the Shearwater debt facility.
Interest expense increased $746 thousand, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily as a result of an increase in the Shearwater debt facility.
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
The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA	2024	2023	2024	2023
Net loss	$(16,918)	$(9,862)	$(34,308)	$(17,374)
Interest expense, net	1,230	728	2,368	1,622
Provision for income tax expense (benefit)	9	—	15	—
Loss from change in fair value of forward purchase agreement	2,755	—	2,982	—
Depreciation and amortization	80	60	160	105
Equity-based compensation expense	185	15	268	23
Gain from sale of consolidated entity	—	—	—	(387)
Gain from sale of equity-method investment	—	—	—	(863)
Other income	(154)	(127)	(158)	(168)
Other items not indicative of our ongoing operating performance(1)	1,377	1,601	4,142	2,775
Adjusted EBITDA	$(11,436)	$(7,585)	$(24,531)	$(14,267)

(1)Represents cost incurred related to the cost savings initiative and business realignment.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of stock, borrowings under our credit facilities, and capital raises from convertible debt and preferred stock. We additionally manage liquidity through the aircraft sales which provides up front deposits from our customers and aircraft usage. As of June 30 2024, we had $7.2 million of cash and restricted cash. During the year ended December 31, 2023, we converted our line of credit from a related party into convertible notes, and therefore have no credit facilities for future borrowings.

Our primary needs for liquidity are to fund working capital, acquisitions, debt service requirements, and for general corporate purposes.
We believe factors that could affect our liquidity include the ability of our OEM partners to meet our delivery schedule and our ability to sell those aircraft, the growth rate of our charter and deposit program flying, changes in demand for our services, competitive pricing pressures, our ability to raise additional funds on favorable terms, the timing and extent of spending on software development and other growth initiatives, our ability to improve the efficiency of our network flying, our ability to realize greater fleet utilization and manage our expense, and overall economic conditions. To the extent that our current liquidity is insufficient to fund future activities, we will need to raise additional funds. We may attempt to raise additional capital through the sale of equity securities, through debt financing arrangements, or both. Raising additional funds by issuing equity securities will dilute the ownership of existing shareholders. The occurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In the event that additional funds are required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
We have incurred negative cash flows from operating activities and significant losses from operations historically and plan to raise additional capital to fund our future operations. We believe our cash on hand, our plans for capital raising, and our results of operations including our planned sale of aircraft during the year ending December 31, 2024, will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least 12 months from the date of this report. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our inability to raise additional capital or obtain other liquidity on acceptable terms in the near future would have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition. Furthermore, any decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time an price that we deem appropriate.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30, 2024
	2024	2023
Net cash used in operating activities	(7,367)	$(13,256)
Net cash provided by (used in) investing activities	(113)	1,705
Net cash provided (used in) by financing activities	(1,994)	11,158
Net Decrease in Cash and Cash Equivalents and Restricted Cash	$(9,474)	$(393)
Cash Flow from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 was $7.4 million. The cash outflow from operating activities consisted of our net loss of $34.3 million, non-cash items of $3.7 million, and a change in net operating assets and liabilities of $23.3 million. The change in net operating assets and liabilities was primarily as a result of an increase in customer deposits and deferred revenue of $16.2 million and an increase in accounts payable and accrued liabilities of $5.4 million.
Net cash used in operating activities for the six months ended June 30, 2023 was $13.3 million. The cash outflow from operating activities consisted of our net loss of $17.4 million, non-cash items of $0.9 million, and a change in net operating assets and liabilities of $5.0 million. The change in net operating assets and liabilities was primarily a result of an increase in accounts payable and accrued liabilities of $5.4 million, an increase in customer deposits and deferred revenue of $1.1 million and a decrease in deposits of $1.8 million.
Cash Flow from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $113 thousand related to the purchase of property and equipment.
Net cash provided by investing activities for the six months ended June 30, 2023 was $1.7 million. Cash flow from investing activities was primarily attributable to $4.2 million from the sale of equity-method investments, offset by $2.3 million for the purchase of equity-method investments.
Cash Flow from Financing Activities
Net cash used financing activities for the six months ended June 30, 2024 was $2.0 million. Cash flow from financing activities consisted of repayment on loans.
Net cash provided by financing activities for the six months ended June 30, 2023 was $11.2 million. Cash flow from financing activities was primarily attributable proceeds from the issuance of convertible notes of $10.7 million and proceeds from line of credit of $1.0 million.

Contractual Obligations and Commitments
Our principal commitments consist of contractual cash obligations under our credit facilities and other loans, operating leases for certain controlled aircraft. We have committed to acquire four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million with expected deliveries in 2024 and 2025, of which $48 million was funded and paid through June 30, 2024. Additionally, we have committed to acquire an additional 22 Honda HA-420 aircraft for a total consideration of $154.9 million, with expected deliveries between the second quarter of 2023 and the fourth quarter of 2025, of which $1.5 million was funded and paid through June 30, 2024.

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
Stock-Based Compensation
The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. The Company recognizes the cost of services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards. This cost is recognized as expense over the employee’s requisite vesting period or over the non-employee’s period of providing goods or services. Any forfeitures of stock-based compensation are recorded as they occur.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks are related to aircraft fuel.
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2024 represented 13.1% of our total cost of revenue. Aircraft fuel expense for the six months ended June 30, 2023 represented 14.3% of our total cost of revenue.
Based on our year to date 2024 fuel consumption, a hypothetical 10.0% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $0.2 million .

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2024 our disclosure controls and procedures were effective at the reasonable assurance level.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR CREDIT FACILITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Index
Exhibit Number	Description
10.1	Form of Employee Invention Assignment, Restrictive Covenants, and Confidentiality Agreement (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
10.2*	Form of Restricted Stock Unit Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

VOLATO GROUP, INC.
August 14, 2024	By:	/s/ Matthew Liotta
	Name:	Matthew Liotta
	Title:	Chief Executive Officer

August 14, 2024	By:	/s/ Mark Heinen
	Name:	Mark Heinen
	Title:	Chief Financial Officer