Form 10-Q
period 2024-09-30
Volato Group, Inc.
filed 2024-11-19
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
OR
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
1954 Airport Road, Suite 124
Chamblee, GA 30341
Telephone: 844-399-8998
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Class A Common stock, $0.0001 par value per share	SOAR	NYSE American LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	SOARWS	OTC Markets Group, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐         No ☒
As of November 8, 2024 there were 29,780,600 shares of common stock outstanding.

Special Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward- looking statements may appear throughout this report, including the following sections: “Risk Factors” (Part I, Item 1A of this Form 10-Q), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 2 of this Form 10- Q). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative of these terms or similar expressions used in this report or incorporated by reference in this report, but the absence of these terms does not mean that a statement is not forward-looking. Forward -looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe certain risks and uncertainties that could cause actual results and events to differ materially in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and similarly titled sections in and the section entitled “Quantitative and Qualitative Disclosures about Market Risk” of our most recent Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VOLATO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$3,759	$14,486
Restricted cash	1,840	—
Accounts receivable, net	118	442
Deposits	36,020	25,125
Prepaid expenses and other current assets	1,184	2,238
Current assets - discontinued operations	901	4,207
Total current assets	43,822	46,498

Property and equipment, net	796	846
Operating lease, right-of-use assets	176	—
Deposits	99	15,691
Forward purchase agreement	—	2,982
Restricted cash	—	2,237
Intangibles, net	1,345	1,391
Goodwill	635	635
Non-current assets - discontinued operations	1,061	1,432
Total assets	$47,934	$71,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,646	$5,229
Loan from related party	—	1,000
Operating lease liability	37	—
Merger transaction costs payable in shares	—	4,250
Credit facility and other loans	30,594	20,616
Customer deposits and deferred revenue	11,774	2,830
Current liabilities - discontinued operations	16,354	13,712
Total current liabilities	66,405	47,637

Deferred income tax liability	305	305
Operating lease liability, non-current	139	—
Credit facility, non-current	—	8,054
Non-current liabilities - discontinued operations	719	965
Total liabilities	$67,568	$56,961
COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Common Stock Class A, $0.0001 par value; 80,000,000 authorized; 29,534,339 and 28,043,449 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	82,768	78,410
Accumulated deficit	(102,405)	(63,662)
Total shareholders’ equity	(19,634)	14,751
Total liabilities and shareholders’ equity	$47,934	$71,712
The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$40,269	$3,654	$44,866	$15,933

Costs and expenses:
Cost of revenue	33,768	3,335	37,812	14,633
Selling, general and administrative	4,649	2,152	13,484	5,782
Total costs and expenses	38,417	5,487	51,296	20,415

Operating income (loss)	1,852	(1,833)	(6,430)	(4,482)

Other income (expenses):
Gain from sale of consolidated entity	—	—	—	387
Other income	56	76	214	243
Loss from change in fair value forward purchase agreement	—	—	(2,982)	—
Interest expense, net	(3,234)	(805)	(5,603)	(2,427)
Other income (expenses)	(3,178)	(729)	(8,371)	(1,797)

Loss before provision for income taxes and discontinued operations	(1,326)	(2,562)	(14,801)	(6,279)
Provision for incomes taxes	11	—	26	—
Net loss from continuing operations	(1,337)	(2,562)	(14,827)	(6,279)
Net loss from discontinued operations	(3,098)	(9,263)	(23,917)	(22,924)
Net loss	$(4,435)	$(11,825)	$(38,744)	$(29,203)

Basic and diluted net loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.05)	$(0.15)	$(0.50)	$(0.48)
Net loss per share from discontinued operations, basic and diluted	$(0.10)	$(0.55)	$(0.81)	$(1.74)
Net loss per share, basic and diluted	$(0.15)	$(0.71)	$(1.32)	$(2.22)

Weighted average common shares outstanding:
Basic and diluted	29,514,044	16,747,063	29,446,332	13,165,308
The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except shares)

	Class A Common Stock		Additional Paid-in Capital	Subscription Receivable	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2022, As adjusted	11,268,877	1	5,185	(15)	(10,840)	(5,669)
Stock-based compensation	—	—	8	—	—	8
Net loss	—	—	—	—	(7,515)	(7,515)
Balance at March 31, 2023	11,268,877	$1	$5,193	$(15)	$(18,355)	$(13,176)
Stock-based compensation	—	—	15	—	—	15
Issuance of common stock	193,163	—	22			22
Net loss	—	—	—	—	(9,862)	(9,862)
Balance at June 30, 2023	11,462,040	$1	$5,230	$(15)	$(28,217)	$(23,001)
Stock-based compensation	—	—	40	—	—	40
Issuance of common stock	11,097	—	1	—	—	1
Net loss	—	—	—	—	(11,825)	(11,825)
Balance at September 30, 2023	11,473,137	$1	$5,271	$(15)	$(40,042)	$(34,785)

	Class A Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance December 31, 2023	28,043,449	$3	$78,410	$(63,662)	$14,751
Stock-based compensation	—	—	83	—	83
Issuance of common stock	1,208,180	—	—	—
Warrant reclass from in-kind liability to APIC	—	—	4,250	—	4,250
Net loss	—	—	—	(17,390)	(17,390)
Balance at March 31, 2024	29,251,629	$3	$82,743	$(81,052)	$1,694
Stock-based compensation	—	—	185	—	185
Issuance of common stock	266,102	—	36	—	36
Net Loss	—	—	—	(16,918)	(16,918)
Balance at June 30, 2024	29,517,731	$3	$82,964	$(97,970)	$(15,003)
Stock-based compensation	—	—	(199)	—	(199)
Issuance of common stock	16,608	—	3	—	3
Net Loss	—	—	—	(4,435)	(4,435)
Balance at September 30, 2024	29,534,339	$3	$82,768	$(102,405)	$(19,634)

The accompanying notes are an integral part of these audited consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss from continuing operations	$(14,827)	(6,279)
Net loss from discontinued operations	(23,917)	(22,924)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	241	207
Stock compensation expense	69	63
(Loss) Gain from sale of consolidated entity	—	(387)
Amortization right-of-use asset	25	—
Amortization of debt discount	67	138
Change in fair value forward purchase agreement	2,982	—
Changes in assets and liabilities:
Accounts receivable	324	177
Prepaid and other current assets	1,054	(2,363)
Deposits	4,697	(3,898)
Account payable and accrued liabilities	2,978	2,560
Operating lease liability	176	—
Customer deposits and deferred revenue	8,943	4,662
Change in assets and liabilities of discontinued operations	6,073	3,925
Net cash used in operating activities	$(11,115)	$(24,119)
Investing activities:
Cash payment for property and equipment	$(145)	$(821)
Proceeds from the sale of consolidated entity	—	350
Net cash provided by discontinued operations	—	1,907
Net cash provided by (used in) investing activities	$(145)	$1,436
Financing activities:
Proceeds from lines of credit	$—	$1,000
Proceeds from issuance of term loan	4,000	—
Repayments of lines of credit	(1,000)	—
Proceeds from issuance of convertible notes	—	12,670
Proceeds from the sale of preferred stock	—	12,050
Repayment on loans	(2,903)	(785)
Proceeds from exercise of stock options	39	23
Net cash provided by financing activities	$136	$24,958
Net increase (decrease) in cash	(11,124)	2,275
Cash and restricted cash, beginning of year	16,723	7,879
Cash and restricted cash, end of period	$5,599	$10,154
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,268	$1,305
Cash paid for income taxes	—	—
Non-Cash Investing and Financing Activities:
Credit facility for the aircraft deposits	$—	$15,000
Conversion of line of credit to convertible note with related party	$—	$6,001
Original debt discount	$—	$163
Initial recognition of right-of-use asset	$(201)	$—
The accompanying notes are an integral part of these audited consolidated financial statements.

VOLATO GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Volato Group, Inc. (f/k/a PROOF Acquisition Corp I) (“we”, “us”, “the Company”, or “Volato”) was incorporated as a Delaware corporation on March 16, 2021 for the purpose of effecting a merger, capital stock or share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Volato, Inc., a Georgia corporation (“Legacy Volato”) was incorporated on January 7, 2021.

On December 1, 2023, the Company consummated a business combination transaction (the “Business Combination”) pursuant to a business combination agreement (the “Business Combination Agreement”), dated August 1, 2023 between the Company, PACI Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Legacy Volato. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into Legacy Volato, with Legacy Volato surviving the merger as a wholly-owned subsidiary of the Company. In connection with the consummation of the Business Combination (the “Closing”), the Company changed its name from “PROOF Acquisition Corp I” to “Volato Group, Inc.”. Legacy Volato was deemed the accounting acquirer in the Business Combination. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Volato issuing stock for the net assets of the Company, accompanied by a recapitalization. Under this method of accounting, the Company who was the legal acquirer, is treated as the “acquired” company (“accounting acquiree”) for financial reporting purposes. The net assets of the Company are stated at historical cost, with no goodwill or other intangible assets recorded. The equity structure has been restated in all comparative periods up to the closing date to reflect the number of shares of the Company’s Class A common stock, $0.0001 par value per share (“Common Stock”), issued to Legacy Volato stockholders in connection with the Business Combination.

As a result of the Business Combination, the shares and corresponding capital amounts and earnings per share related to Legacy Volato’s common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. Stock was retroactively adjusted, converted into Common Stock, and reclassified to permanent as a result of the reverse recapitalization.

In September 2024, we announced an agreement with flyExclusive, Inc. (“flyExclusive”), a leading provider of private jet charter services, to transition our fleet operations to flyExclusive. This move is expected to bring substantial cost savings and provide Volato with the opportunity to focus on what it believes to be its high-growth areas, including aircraft sales and proprietary software. We will continue to take delivery of new aircraft, and these aircraft may become part of flyExclusive's managed fleet. Volato will benefit from the margins on aircraft sales without the burden of operational costs, while also generating revenue from our proprietary software, including the Vaunt program, Volato’s successful empty leg consumer app.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going concern, liquidity, and capital resources
The Company has limited operating history, has recorded a net loss of $38.7 million for the nine months ended September 30, 2024, has a negative working capital of $22.6 million, and has an accumulated deficit of $102.4 million as of September 30, 2024. Net cash used in operating activities for the nine months ended September 30, 2024, was $11.1 million.
The above matters raise substantial doubt about the Company's ability to continue as a going concern. During the next twelve months, the Company intends to fund its operations through a combination of issuing debt and equity as well as the sale of aircraft at a premium to cost.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
Management believes that the Company’s current cash position, along with its anticipated margin from aircraft sales and proceeds from future debt and/or equity financings, when combined with prudent cash and expense management, will allow the Company to continue as a going concern and to fund its operations for at least one year from the date of these financial statements. There are no assurances, however, that management will be able to raise capital or debt on terms acceptable to the Company. If the Company is unable to obtain sufficient additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition, and operating results. The balance sheet does not include any adjustments that might result from these uncertainties.

On June 18, 2024, the Company received a notice (the “notice”) from the NYSE American LLC (the “NYSE American”) advising the Company that it is not in compliance with the NYSE American continued listing standards, requiring a company to have stockholders equity of at least $2.0 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide requiring a company to have stockholders’ equity of at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company submitted a plan (the “plan”) to the NYSE American LLC on July 18, 2024 outlining actions the Company will take to regain compliance by December 18, 2025. On September 5, 2024, the Company received notice from the NYSE American that it had accepted the Company's plan and granted a plan period through December 18, 2025. During the plan period the Company will be subject to quarterly review to determine if it is making progress consistent with the plan. If the Company does not regain compliance with the NYSE American listing standards by December 18, 2025, or if the Company does not make sufficient progress consistent with its plan, then the NYSE American may initiate delisting proceedings. The notice does not affect the Company's ongoing business operations or its reporting requirements with the United States Securities and Exchange Commission (the “SEC”).
Basis of presentation
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
Reclassifications
Certain amounts in 2023 have been reclassified to conform with the current year’s presentation, primarily to reflect discontinued operations.
Principles of Consolidation
The consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
One of the components of the Company’s business model included the sale of aircraft and ownership program. The aircraft ownership program is a model whereby the Company sold each floating fleet aircraft to a limited liability company, (each a “Plane Co”). Each Plane Co, which are owned by third-party owners, leased the aircraft back to the Company for management and charter operations on behalf of the Plane Co under a 14 C.F.R. Part 135 certificate. In September 2024, we announced an agreement with flyExclusive to transition our fleet operations to flyExclusive.

Fly Dreams LLC, (“Fly Dreams”) held the Federal Aviation Agency (“FAA”) certificate and conducts air carrier operations through an aircraft charter Management and Dry Lease Agreement with each Plane Co. On March 3, 2023, Legacy Volato transferred its Fly Dreams operation to its wholly-owned subsidiary Gulf Coast Aviation (“GCA”) and sold all of its membership interest in Fly Dreams, including Fly Dreams’ FAA part 135 certificate. Legacy Volato now conducts its operations under GCA’s FAA Part 135 certificate. The selling price was $550 thousand, which resulted in the recognition of $387 thousand in gain, which is presented in other income (expense) in the consolidated statement of operations for the nine months ended September 2023.
The Company only held de minimis interest in one Plane Co as of September 30, 2024. In October 2024, as part of the agreement with flyExclusive, Volato sold its interests in the Plane Co to flyExclusive.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
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
•Assumptions used in the valuation of the forward purchase agreement.
Cash and restricted cash

Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2024 and December 31, 2023, the Company had no cash equivalents besides what was in the cash balance as of this date. The Company has $1.8 million and $2.2 million of restricted cash at September 30, 2024 and December 31, 2023, respectively, which serves as collateral for the credit facility with SAC Leasing G280 LLC (“SAC Leasing G280”).
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

As of September 30, 2024, and December 31, 2023, the only equity-method investment was Volato 158 LLC with a 3.13% equity interest. In October 2024, Volato sold the interest in Volato 158 LLC to flyExclusive and recorded a loss of $162 thousand in the three and nine months ended September 30, 2024.
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

The Company recognized zero bad debt expense during the three and nine months ended September 30, 2024 and $51 thousand and $106 thousand of bad debt expense during the three and nine months ended September 30, 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
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
The capitalized computer software development costs are reported under the section fixed assets, net in the consolidated balance sheet and are amortized using the straight-line method over the estimated useful life of the software, generally three years from when the asset is placed in service. The Company capitalized zero and $241 thousand of internal software development costs during the nine months ended September 30, 2024 and twelve months ended December 31, 2023, respectively. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.
Website development cost
The costs incurred for activities during the website application and infrastructure development stage are capitalized in accordance with the guidance on internal-use software in ASC 350-40. The Company capitalized $142 thousand and $323 thousand of website development costs during the nine months ended September 30, 2024 and twelve months ended December 31, 2023, respectively. The Company recognized $26 thousand and $44 thousand of amortization expense for the three months ended September 30, 2024 and 2023, respectively. The Company recognized $77 thousand and $86 thousand of amortization expense during the nine months ended September 30, 2024 and 2023, respectively.
Valuation of Long-Lived Assets
In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, property, plant, and equipment, and long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. No impairment was recognized during the nine months ended September 30, 2024 and 2023.

Fair value of financial instruments
The Company adopted the provisions of FASB ASC 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

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
▪Level 2: Inputs to the valuation methodology include:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
•Quoted prices for similar assets or liabilities in active markets,
•Quoted prices for identical or similar assets or liabilities in inactive markets,
•Inputs other than quoted prices that are observable for the asset or liability,
•Inputs that are derived principally from or corroborated by observable market date by correlation or other means; and
•If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
▪Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair value of the Company’s recorded Forward Purchase Agreement (as defined in Note 7) is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Monte Carlo simulation model was used to determine the fair value as of December 31, 2023. The Company records the Forward Purchase Agreement at fair value on the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operation. On July 23, 2024, the Company received notice of termination of the Forward Purchase Agreement and recognized an impairment in the value of the Forward Purchase Agreement in the second quarter of 2024 due to receipt of the termination notice.

The following table presents changes of the Forward Purchase Agreement for the nine months ended September 30, 2024, in thousands:

Forward Purchase Agreement
Balance December 31, 2023	$2,982
Change in fair value	(2,982)

Balance September 30, 2024	$—

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid and other assets, accounts payable and accrued expenses, deposits, and members’ deposit approximate their fair value because of the short maturity of those instruments. The Company’s credit facility and other loans approximate the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term maturity of these instruments at September 30, 2024 and December 31, 2023, respectively.
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
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

The Company determines revenue recognition pursuant to ASC 606, Revenue from Contracts with Customers, through the following steps:
1.Identification of the contract, or contracts, with a customer.
2.Identification of the performance obligation(s) in the contract.
3.Determination of the transaction price.
4.Allocation of the transaction to the performance obligation(s) in the contract.

The Company generates revenue primarily through: (i) the sale of aircraft, and (ii) aircraft management services. Revenue is recognized when control of the promised service is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies, as a performance obligation, each promise to transfer a good or service to a customer that is distinct. To identify its performance obligations, the Company considers all of the goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

For each revenue stream, we evaluate whether our obligation is to provide the good or service itself, as the principal, or to arrange for the good or service to be provided by the other party, as the agent, using the control model. For certain services provided to the customer, primarily in our aircraft management services revenue stream, the Company directs third-party providers to assist in our fulfillment of the performance obligation in contracts with our customers. Any cost reimbursements and third-party costs are recognized in revenue on a gross basis as Volato has pre-negotiated these costs and takes a certain amount of risk that it will not fully recover the costs incurred. In such circumstances, the Company is primarily responsible for satisfying the overall performance obligation with the customer and is considered the principal in the relationship because the Company has the ability to direct the third parties to provide services to our customers.

Revenue from aircraft sales is recognized upon the delivery of the aircraft.

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

Contract liabilities consist of customer prepayments and the aircraft deposits referred to above. Total contract liabilities were $11.8 million and $2.8 million as of September 30, 2024 and December 31, 2023, respectively.

The Company generated revenue during the three and nine months ended September 30, 2024 and 2023, broken down as follows, in thousands:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Aircraft sales	$38,150	$—	$38,150	$5,710
Aircraft management revenue	1,803	3,646	6,171	10,215
Subscription	316	8	545	8
Total	$40,269	$3,654	$44,866	$15,933

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
Net loss per share
The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB ASC. Basic earnings per share is computed by dividing net loss available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially dilutive debt or equity. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the three and nine months ended September 30, 2024, include stock options and restricted stock units.
The Company has 1,607,534 outstanding stock options and 1,238,873 restricted stock units to purchase an equivalent number of common stock at September 30, 2024.

The Company also has 29,026,000 outstanding warrants to purchase an equivalent number of shares of common stock as of September 30, 2024 and 2023, respectively at a weighted average strike price of $11.50.
Concentration of Credit Risk
The Company maintains its cash with a major financial institution located in the United States of America which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits.
Intangible Assets

Intangible assets other than goodwill consists of acquired finite-lived customer relationships and an acquired indefinite-lived Part 135 air carrier certificate. At initial recognition, intangible assets acquired in a business combination are recognized at their fair value as of the date of acquisition. Following initial recognition, finite-lived intangible assets are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset, which was determined based on management’s estimate of the period over which the asset will contribute to our future cash flows.

The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. There was no impairment loss recognized for the intangible assets for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
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
If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter on October 1. There was no impairment of goodwill for the nine months ended September 30, 2024 and 2023, respectively.

Segment Reporting

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The chief operating decision maker is the Company’s chief executive officer. We determined that the Company operates in a single operating and reportable segment, private aviation services, as the chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and cost of revenue for purposes of making operating decisions, allocating resources, and assessing performance. Substantially all of our long-lived assets are located in the U.S. and revenue from private aviation services is substantially earned from flights throughout the U.S.

Cost of revenue

Cost of revenue includes costs that are directly related to the related revenue streams – aircraft management and aircraft sales. Cost of revenue includes expenses incurred to provide flight services and facilitate operations, including aircraft lease costs, fuel, crew travel, maintenance, compensation expenses and related benefits for employees that directly facilitate flight operations including crew and pilots and certain aircraft operating costs such as landing fees and parking. Cost of revenue for aircraft sales revenue includes cost of the aircraft.

Advertising Costs
Advertising costs are expensed as incurred and included in management and general expenses on the statements of operations. Such advertising amounted to $236 thousand and $806 thousand for the three months ended September 30, 2024 and 2023, respectively and $3.4 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.
Variable Interest Entity (VIE) Accounting
The Company evaluates its ownership, contractual relationships, and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve judgment of the Company’s management as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, this VIE entity is consolidated into the consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(CONTINUED)
Leases
ASC Topic 842, “Leases” (“ASC 842”) requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset (“ROU asset”). ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. The ROU asset and lease liability are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU asset is evaluated for impairment using the long-lived asset impairment guidance. Leases will be classified as financing or operating, which will drive the expense recognition pattern. The Company elects to exclude short-term leases when recording a ROU asset and lease liability if and when the Company has them.
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

In November 2023, the Financial Account Standard Board “FASB” issued Accounting Standards Update “ASU” 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker “CODM” and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

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
NOTE 3 – BUSINESS COMBINATION

As discussed in Note 1, on December 1, 2023, the Company consummated the Business Combination pursuant to the Business Combination Agreement. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, the Company, who was the legal acquirer, was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Legacy Volato issuing stock for the net assets of the Company, accompanied by a recapitalization.

NOTE 3 – BUSINESS COMBINATION (CONTINUED)
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

NOTE 4 – DISCONTINUED OPERATIONS

In September 2024, we announced an agreement with flyExclusive to transition our fleet operations to flyExclusive. This move is expected to bring substantial cost savings and provide Volato with the opportunity to focus on what it believes to be its high-growth areas, including aircraft sales and proprietary software. We will continue to take delivery of new aircraft, and these aircraft may become part of flyExclusive's managed fleet. Volato will benefit from the margins on aircraft sales without the burden of operational costs, while also generating revenue from our proprietary software, including the Vaunt program, Volato’s successful empty leg consumer app.

Major classes of line items constituting loss from discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue - Aircraft usage	$8,730	$9,527	$32,476	$25,928
Costs of Revenue - Aircraft usage	11,177	14,159	43,091	36,388
Selling, general and administrative	4,798	4,631	17,449	13,347
Gain (loss) from sale of equity method investment	(165)	—	(165)	883
Other Income from discontinued operations	4,312	—	4,312	—
Loss from discontinued operations	$(3,098)	$(9,263)	$(23,917)	$(22,924)

Carrying amounts of major classes of assets included as part of discontinued operations is a follows:

	September 30, 2024	December 31, 2023
Accounts receivable	$582	$2,548
Prepaid and other assets	319	1,659
Operating lease, right-of-use assets	1,061	1,278
Equity-method investment	—	154
Total assets associated with discontinued operations	$1,962	$5,639

Carry amounts of major classes of liabilities included as part of discontinued operations is as follows:

	September 30, 2024	December 31, 2023
Accounts payable and accrued liabilities	$5,215	$3,360
Operating lease liability	1,078	1,291
Customer deposits and deferred revenue	10,780	10,026
Total liabilities associated with discontinued operations	$17,073	$14,677

NOTE 5–INTANGIBLES
Finite-Lived Intangible Assets
The following is a summary of finite-lived intangible assets, in thousands:

	September 30, 2024
	Cost	Accumulated Amortization	Net
Customer relationships	$301	$(156)	$145
	$301	$(156)	$145

	December 31, 2023
	Cost	Accumulated Amortization	Net
Customer relationships	$301	$(110)	$191
	$301	$(110)	$191

Intangible asset amortization expense was $15 thousand for the three months ended September 30, 2024 and 2023, respectively. Intangible asset amortization expense was $45 thousand for the nine months ended September 30, 2024, and 2023, respectively.
As of September 30, 2024, future amortization expense is expected to be as follows, in thousands:

Amount
2024	$14
2025	60
2026	60
2027	11
$145
Indefinite - Lived Intangible Assets
The following table summarizes the balances of the indefinite-lived intangible assets, in thousands:

	September 30, 2024	December 31, 2023
Intangible asset - Part 135 air carrier certificate	$1,200	$1,200

The FAA Part 135 air carrier certificate for a total amount of $1.2 million relates to the certificate acquired in connection with the GCA acquisition. During the year ended December 31, 2023, the Company transferred its Fly Dreams operations to GCA and sold its membership interest in Fly Dreams, including the Fly Dreams FAA Part 135 air carrier certificate, with a carrying balance of $163 thousand, for a selling price of $550 thousand, which resulted in a gain in the amount of $387 thousand, which was reported in other income in the consolidated statement of operations for the year ended December 31, 2023. The Company did not recognize any impairment of the GCA FAA Part 135 air carrier certificate as of September 30, 2024 and December 31, 2023.

NOTE 6 - MERGER TRANSACTION COSTS PAYABLE

Merger transaction cost payable consist of the following, in thousands:

December 31, 2023

Transaction costs payable in common stock	$4,250
Total	$4,250

In connection with the Business Combination, the Company entered into three agreements with financial institutions, in which the Company agreed to pay a success fee in the aggregate amount of $4.25 million to the financial institutions in case the Company consummated the acquisition. The success fees were to be paid in shares of common stock and warrants.

ASC 480 Distinguishing Liabilities From Equity requires liability classification for all instruments that embodies an unconditional obligation that the Company must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely on a fixed monetary amount know at inception. As a result, the Company classified such liability in current liabilities as of December 31, 2023. In January 2024, the Company issued 1,208,180 shares of Common Stock and 100,000 warrants in full settlement of the merger transaction costs in the amount of $4.25 million which was payable to three (3) financial institutions. Such liability was accrued for and reported under merger transaction costs payable in shares in the consolidated balance sheet as of December 31, 2023.
NOTE 7 – FORWARD PURCHASE AGREEMENT

On November 28, 2023, the Company, Legacy Volato and Vellar Opportunities Fund Master, Ltd. (“Seller”), entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction.
Pursuant to the terms of the Forward Purchase Agreement, the Seller could purchase prior to the Closing up to 2.0 million shares (the “Maximum Number of Shares”) of the Company from third parties through a broker in the open market. The Number of Shares (as defined in the Forward Purchase Agreement) subject to the Forward Purchase Agreement could be reduced following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

Under the Forward Purchase Agreement the Seller was paid directly an aggregate cash amount equal to the product of (i) the number of shares as set forth in the pricing date notice and (ii) the redemption price paid by the Company on the Closing date to holders of its common stock who exercised their redemption rights in connection with the Business Combination.

During the year ended December 31, 2023, the Company paid an aggregate amount of $18.9 million in connection with the Forward Purchase Agreement. The Company collected $2.4 million in December 2023, and recognized a loss on the change in fair value of the Forward Purchase Agreement in the aggregated amount of $13.4 million, which was reported in other expenses in the consolidated statement of operations for the year ended December 31, 2023.

In July 2024, Seller notified the Company of the termination of the Forward Purchase agreement, following a delivery of a notice establishing the Valuation Date (as defined in the Forward Purchase Agreement); upon termination, Seller was not obligated to pay the Company a cash amount. The Company recorded the impact of the notice in the second quarter of 2024. In the nine months ended September 30, 2024, the Company recognized a loss on the change in fair value of $3.0 million reported in other expenses in the consolidated statement of operations.

NOTE 8– FIXED ASSETS
Fixed assets consist of the following, in thousands:

	September 30, 2024	December 31, 2023
Machine and equipment	$194	$191
Automobiles	102	102
Website development costs	290	290
Computer and office equipment	9	11
Software development costs	580	437
	1,175	1,031
Less accumulated depreciation	(379)	(185)
	$796	$846
During the three months ended September 30, 2024 and 2023, the Company recognized $65 thousand and $83 thousand of depreciation, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized $194 thousand and $162 thousand, respectively.
NOTE 9 – DEPOSITS
Deposits consist of the following, in thousands:

	September 30, 2024	December 31, 2023
Deposits on aircraft	$36,020	$40,300
Other deposits	99	516
Total deposits	36,119	40,816
Less current portion	(36,020)	(25,125)
Total deposits, non-current	$99	$15,691

Below is a breakdown of the deposits on aircraft, in thousands:

	September 30, 2024	December 31, 2023
Gulfstream aircraft deposits	$36,020	$39,000
Honda aircraft deposits	—	1,300
Total deposits on aircraft	36,020	$40,300
Less current portion	(36,020)	(25,050)
Total deposits on aircraft non-current	$—	$15,250
Gulfstream Aerospace, LP
In 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G280 aircraft for total consideration of $79.0 million. The first Gulfstream G280 was delivered in the third quarter of 2024 with the remaining three Gulfstream G280s expected to be delivered throughout fiscal year 2025.

The Company has funded an aggregate amount of $48.0 million and $39.0 million towards the acquisition price of the four Gulfstream G280 aircraft in accordance with the scheduled payment terms of the agreements as of September 30, 2024, and December 31, 2023, respectively.

During the nine months ended September 30, 2024, the Company funded an additional amount of $9.0 million, which was funded through the SAC Leasing G280 line of credit. During the nine months ended September 30, 2023, the Company funded $18.0 million pursuant to the terms of the executed purchase agreements, of which $15.0 million was funded through the SAC Leasing G280 line of credit and $3.0 million was paid directly by the Company. In the third quarter of 2024, in connection with the delivery of the Gulfstream G280, $9.0 million in deposits were paid to SAC Leasing G280 and $3.0 million in deposits were paid to the Company. Deposits for the remaining three Gulfstream G280’s is $36.0 million as of September 31, 2024.

HondaJet
In 2022, the Company entered into aircraft purchase agreements with Honda Aircraft Company LLC (“Honda Aircraft”), under which it paid $1.3 million of deposits for aircraft not yet delivered at December 31, 2023.
In May 2023, the Company and Honda Aircraft entered into a HondaJet Fleet Purchase Agreement (the “Honda FPA”) for the acquisition of twenty-three (23) HondaJet HA-420 Aircraft for a total aggregate purchase price of $161.1 million for delivery between the fourth fiscal quarter of 2023 and the fourth fiscal quarter of 2025. The Company took delivery of two aircraft related to this agreement. On September 10, 2024 the Company received notice from Honda Aircraft that the Honda FPA was terminated. Pursuant to the terms of the agreement, Honda Aircraft will retain the deposits that have previously been paid by the Company and the Company has to enter into individual purchase agreements for each aircraft for which a deposit had previously been paid. During the three and nine months ended September 30, 2024 the Company wrote-off the remaining deposit balance of $1.0 million and is recorded in selling, general, and administrative expenses.
NOTE 10 – EQUITY-METHOD INVESTMENT
The Company has the following equity method investments, in thousands:

	September 30, 2024	December 31, 2023
Investment in Volato 158 LLC	$—	$154
	$—	$154
The Company had one equity-method investment as of September 30, 2024 and December 31, 2023: Volato 158 LLC, with a membership interest of 3.125%. The balance of the equity method investment as of December 31, 2023, is now included in discontinued operations on the balance sheet.
Volato 158 LLC
In August 2021, the Company executed an aircraft purchase agreement with Volato 158 LLC (“158 LLC”) and contributed an aircraft with a carrying amount of $4.2 million to 158 LLC for a 100% membership interest in 158 LLC. The investment in 158 LLC was initially consolidated as the Company had a controlling financial interest in 158 LLC.
As of September 30, 2024, and December 31, 2023, the Company had a remaining 3.125% interest in 158 LLC. In October 2024, the Company sold the interest in 158 LLC to flyExclusive. Based on its equity investment, the Company recorded a loss from its equity-method investment of $162 thousand and zero for the three months ended September 30, 2024 and 2023, respectively. The Company recorded a loss from its equity method invest of $154 thousand and $2 thousand for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 11 – REVOLVING LOAN AND PROMISSORY NOTE- RELATED PARTY
Revolving loan and promissory note with a related party consisted of the following, in thousands:

	September 30, 2024	December 31, 2023
Dennis Liotta, March 2023 – 10% interest – promissory note due March 2024	$—	$1,000
Total notes from related party - current	$—	$1,000

Dennis Liotta – December 2021 note
On December 9, 2021, the Company entered into a revolving loan agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $8.0 million that matured on January 1, 2023 (“December 2021 note”). The Company was required to make monthly payments of interest at a fixed rate of 4.0% per annum. The Company was required to make principal repayments at fixed scheduled dates.
In conjunction with the execution of the December 2021 note, both parties executed a security agreement, under which the Company granted a continuing security interest in all of the assets of the Company. The Company did not make its interest payments, thus triggering a default and increasing the interest rate to 9% plus an additional 5% on the missed payments. The Company incurred $370 thousand in interest and penalties during the three months ended March 31, 2023.
In the first quarter of 2023, the Company converted the unpaid principal balance of this revolving note and accrued interest into a convertible note for total principal balance of $6.0 million.
Dennis Liotta – March 2023 note
On March 15, 2023, the Company entered into a promissory note agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $1 million, with an effective date of February 27, 2023, which matured on March 31, 2024 (“March 2023 note”). The entire outstanding principal balance together with accrued but unpaid interest were due at the maturity date. On April 1, 2024, the March 2023 note was paid in full. Promissory note from related party was zero as of September 30, 2024, and $1.0 million as of December 31, 2023, respectively.
The Company incurred zero and $25 thousand of interest expense during the three months ended September 30, 2024 and 2023, respectively. The Company incurred $23 thousand and $60 thousand of interest expense during the nine months ended September 30, 2024 and 2023, respectively. Accrued interest was zero as of September 30, 2024.

NOTE 12 – CREDIT FACILITY AND OTHER LOANS
Credit facility and other loans consisted of the following, in thousand:

	September 30, 2024	December 31, 2023
SAC Leasing G280 LLC credit facility, 12.5% interest, net of deposits	$28,500	$27,750
Less discounts	(307)	(376)
Total credit facility, net of discount	$28,193	27,374
SAC Leasing G280 LLC Line of Credit
In 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million. The first Gulfstream G280 was delivered in the third quarter of 2024 with the remaining three Gulfstream G280s expected to be delivered throughout fiscal year 2025. An aggregate amount of $48.0 million was funded and paid as of September 30, 2024, partially through a credit facility from SAC Leasing G280.
The Company entered into the pre-delivery payment agreement with SAC Leasing G280 on October 5, 2022, to obtain loans in the aggregate amount of $40.5 million for the purchase of the aircraft. The Company’s board of directors consented to the participation of Coastal States Bank, as a syndicate lender in the financing of additional aircraft by SAC Leasing G280.

On August 25, 2023, the Company and SAC Leasing G280 entered into the first amendment to the pre-delivery payment agreement. As of September 30, 2024, the Company had an aggregate amount of $25.5 million in promissory notes, of which 60% was solely to Coastal States Bank pursuant to the first amendment.
The maturity date is the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC Leasing G280 as collateral on this credit facility.

During the nine months ended September 30, 2024, the Company funded an additional $9.0 million and paid down $9.0 million through the SAC Leasing G280 line of credit through the sale of the first GulfStream G280 which brings the carrying balance to $28.5 million as of September 30, 2024.
The Company incurred $68 thousand and $548 thousand of incremental closing costs, which are reported as debt discount against the liability in the consolidated balance sheets as of September 30, 2024, and December 31, 2023, respectively.

During the three months ended September 30, 2024 and 2023 the Company amortized to interest expense $45 thousand and $45 thousand of debt discount, respectively. During the nine months ended September 30, 2024 and 2023, the Company amortized to interest expense $137 thousand and $147 thousand of debt discount, respectively.
During the three months ended September 30, 2024 and 2023, the Company incurred $1.0 million and $607 thousand of interest under this facility, respectively. During the nine months ended September 30, 2024 and 2023 the Company incurred $3.3 million and $1.3 million, respectively.
Term Loan

In July 2024, the Company entered into a business loan and security agreement (the “Loan”) with TVT Capital Sources LLC (the “Lender”), which provides for a term loan in the amount of $4.0 million. Net proceeds of $3.8 million were received by the Company and used to fund operations. The Loan bears interest at an annual percentage rate of 165% and matures on January 28, 2025, with principal and interest payments made weekly.

The Loan provides for events of default customary for term loans. As of September 30, 2024 the Company was in compliance with all covenants. The Loan is collateralized by all assets of the Company with the exception of the purchase agreements of G280 aircraft or any collateral pledged to SAC Leasing G280.

The Company incurred financing fees of $200 thousand, which were recorded as a direct discount to the debt and are being amortized over the term of the Loan. The Company amortized $64 thousand of financing fees in the three and nine months ended September 30, 2024. The Company recorded $894 thousand of interest expense related to the Loan in the three and nine months ended September 30, 2024.
NOTE 13 – RELATED PARTIES

Liotta Family Office, LLC

Liotta Family Office, LLC (“LFO”) is 20% owned by the Company’s Chief Executive Officer, 60% owned by the father of the Company’s Chief Executive Officer, and 20% owned by the brother of the Company’s Chief Executive Officer. LFO currently owns 1,859,288 shares of Common Stock, which represents 6.3% of the Company’s issued and outstanding Common Stock as of September 30, 2024.

During the year ended December 31, 2023, LFO entered into an unsecured promissory note for a total amount of $1.0 million (Note 11). The Company incurred $23 thousand of interest during the nine months ended September 30, 2024. In April 2024, the promissory note and accrued interest was paid in full.

Plane Co’s

The Company facilitated the formation of limited liability Plane Co’s, which are then funded by third party members prior to the sale and delivery of an aircraft purchased from Honda Aircraft that entered into the Company’s fractional program.

In October 2024, as part of the agreement with flyExclusive, Volato sold all of its interest in the Plane Co’s to flyExclusive.

The aggregate amount of revenue included in loss from discontinued operations generated from the Plane Co’s totaled $0.8 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. The aggregate amount of revenue included in loss from discontinued operations generated from Plane Co’s totaled $3.1 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Expenses charged to the Company by Plane Co’s and included in loss from discontinued operations totaled $0.9 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively. Expenses charged to the Company by Plane Co’s and included in loss from discontinued operations totaled $2.8 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Balance due to Plane Co’s amounted to $48 thousand and $259 thousand as of September 30, 2024 and December 31, 2023, respectively.

Aircraft Lease and Charter Services

As part of Volato’s aircraft ownership program, Volato leases a HondaJet HA-420 aircraft from the Company’s equity-method investment, which is 25% owned by DCL H&I, LLC (“DCL”). Dennis Liotta, an affiliate of the Company, and his spouse own 100% of DCL. Under the terms of an aircraft dry lease, 158 LLC pays Volato a monthly management fee of $38 thousand, and Volato AMS pays 158 LLC an hourly rental rate of $1 thousand per revenue flight hour. The lease expires on August 20, 2026.

NOTE 14 – INCOME TAXES
Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that would impact the consolidated financial statements or related disclosures.

The effective tax rate was zero percent for the three and nine months ended September 30, 2024 and 2023, respectively. Our effective tax rate for the three and six months ended September 30, 2024 differs from the federal statutory rate of 21%, primarily due to a change in the valuation allowance for deferred assets as of September 30, 2024.
NOTE 15 – SHAREHOLDERS’ EQUITY (DEFICIT)

On December 1, 2023, the Company filed its Second Amended and Restated Articles of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware. Our Certificate of Incorporation previously authorized the issuance of 81,000,000 shares, consisting of 80,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). On October 28, 2024, the Company filed an amendment to the Certificate of Incorporation to increase the number of authorized shares to 201,000,000 shares consisting of 200,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and non-assessable.

Preferred Stock

No shares of Preferred Stock have been issued as of September 30, 2024 and December 31, 2023.

Equity Incentive Plans

Summary of the 2021 Plan

The 2021 Equity Incentive Stock Plan (as amended, the “2021 Plan”) became effective on August 13, 2021, and will remain in effect until August 12, 2031, unless terminated earlier by the Company’s board of directors. In connection with the consummation of the Business Combination, the 2021 Plan was amended and restated to reflect the effect of the Closing. As of the effective date of the Business Combination, each then-outstanding unexercised option (whether vested or unvested) to purchase shares of Legacy Volato common stock granted under the 2021 Plan was assumed by the Company and was converted into a stock option to acquire shares of Common Stock in accordance with the Business Combination Agreement. No shares remained available for the grant of awards.
Summary of the 2023 Plan

The 2023 Stock Incentive Plan (the “2023 Plan”) was approved at the special meeting of the shareholders of the Company on November 28, 2023. The 2023 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options) stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of Common Stock for issuance pursuant to awards under the 2023 Plan equal to 5,608,690 shares. As of September 30, 2024 the Company had 3,128,555 shares available for issuance.
Stock option activity for the periods presented is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2023	2,369,169	$1.43	8.8	$495
Granted	859,250	$0.51	—
Cancelled	(986,587)	$3.03	—
Exercised	(634,298)	$0.14	—
Outstanding at September 30, 2024	1,607,534	$0.38	4.6	$322
Exercisable as of September 30, 2024	1,325,404	$0.28	3.8	320
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

The Black-Scholes option pricing model assumptions used in evaluating our option awards to employees is as follows:

Nine Months ending September 30,
2024
Expected term	6.05 years
Expected volatility	68%
Risk-free interest rate	3.9%
Dividend yield	—

Restricted Stock

In June, 2024 the Company issued time-based restricted stock units and performance-based restricted stock units with market conditions that vest upon the Company’s Common Stock achieving a specific price per share.

Restricted stock unit activity for the period presented is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	—	—
Granted	1,576,193	0.75
Vested	(72,050)	0.75
Forfeited	(265,270)	0.75
Outstanding at September 30, 2024	1,238,873	0.75

The performance-based restricted stock units with market conditions was determined using a Monte Carlo simulation model.

Stock based compensation expense was negative $199 thousand and $40 thousand for the three months ended September 30, 2024 and 2023, respectively. Stock based compensation expense was $69 thousand and $63 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Warrants

As of September 30, 2024, there were 13,800,000 public warrants and 15,226,000 private placement warrants issued and outstanding.

Private placement warrants

Simultaneously with the closing of the Company’s initial public offering in 2021, (the “Initial Public Offering”) the Company consummated the private placement of 15,226,000 private placement warrants at a price of $1.00 per private placement warrant to the sponsor and Blackrock, Inc. Each private placement warrant is exercisable for one whole share of Common Stock at a price of $11.50 per share. Such private placement warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are not be redeemable by the Company. The private placement warrants are all exercisable as of September 30, 2024. There was no activity during the period ended September 30, 2024.

Public warrants

Pursuant to the Initial Public Offering, the Company sold 27,600,000 units (the “Units”) at a price of $10.00 per Unit. Each Unit consisted of one share of Common Stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. There are 13,800,000 public warrants outstanding as of September 30, 2024.

On September 9, 2024, the Company received a written notice (the “Delisting Notice”) from the staff of NYSE Regulation (the “Staff”) of the NYSE American indicating that the Staff determined that the Company’s public warrants were no longer suitable for listing on the NYSE American based on “abnormally low” price levels, pursuant to Section 1001 of the NYSE American Company Guide. As a result, the Staff determined to commence proceedings to delist the public warrants from the NYSE American. Effective September 10, 2024, trading in the public warrants on the NYSE American was suspended. Subsequent to the delisting, the public warrants began trading on OTC Markets Group Inc. under the trading symbol “SOARW”.

The public warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The public warrants are all exercisable as of September 30, 2024. There was no activity during the period ended September 30, 2024.
NOTE 16 – COMMITMENT AND CONTINGENCIES
Honda Aircraft May 2023 Purchase Agreement

On May 5, 2023, the Company entered into the Honda FPA for the purchase and delivery of twenty-three (23) HondaJet HA-420 Aircraft for a total estimated purchase price of $161.1 million with expected delivery between the fourth fiscal quarter of 2023 and the fourth fiscal quarter of 2025. The Company took delivery and sold two aircrafts related to this agreement. On September 10, 2024, the Company received notice from Honda Aircraft that the Honda FPA was terminated. Pursuant to the terms of the agreement, Honda Aircraft will retain the deposits that have been previously paid by the Company and the Company has to enter into individual purchase agreements for each aircraft for which a deposit had previously been paid. During the three and nine months ended the Company recorded a charge for the remaining deposit balance of $1.0 million which is recorded in selling general and administrative expenses.

Gulfstream Aerospace, LP
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G280 aircraft for total consideration of $79.0 million. The first Gulfstream G280 was delivered in the third quarter of 2024 with the remaining three Gulfstream G280’s expected to be delivered throughout fiscal year 2025. The Company made prepayments totaling $48.0 million and $39.0 million as of September 30, 2024, and December 31, 2023, respectively, of which the $36.0 million remaining is non-refundable, except in some specific circumstances, and would serve as consideration for liquidated damages of $3.0 million per aircraft should the purchase agreement be terminated by the Company.
During the nine months ended September 30, 2024, the Company made additional payments of $9.0 million towards these agreements, of which $9.0 million was funded through the SAC Leasing G280 line of credit (Note 12) and zero was paid by the Company. In September 2024, the Company took delivery of one Gulfstream G280 and received $12.0 million in deposits related to the aircraft, of which $9.0 million paid down the SAC Leasing G280 line of credit and $3.0 million was retained by the Company.
Future minimum payments under the purchase agreements with Gulfstream Aerospace, LP at September 30, 2024, are as follows, in thousands:

Gulfstream G280 Fleet
2024	$—
2025	23,250
Total expected contractual payments	$23,250
The Company has a credit facility in place with SAC Leasing G280 under which it has funded $40.5 million of the original $79.0 million due under these purchase agreements with Gulfstream Aerospace LP. The remaining balance to be funded by SAC Leasing G280 is zero as of September 30, 2024.
Operating Leases
The Company leases property under operating leases. For leases with terms greater than 12 months, the Company records the related assets and obligations at the present value of the lease payments over the lease term. Many of the leases contain renewal options and/or termination options that are factored into our determination of lease payments when appropriate. The Company uses its incremental borrowing rate to discount lease payments to present value, as the rates implicit in its leases are not readily determinable. The incremental borrowing rate is based on the estimated interest rate for collateralized borrowing over a similar term of the lease at the commencement date.
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

Lease expense was recognized on a straight-line basis over the lease term. Lease expense related to this lease consisting of fixed and variable lease costs was $78 thousand and $117 thousand for the three months ended September 30, 2024 and 2023, respectively. Lease expense was $312 thousand and $351 thousand for the nine months ended September 30, 2024 and 2023, respectively.
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
Variable leases costs associated with the aircraft operating leases were $1.9 million and $6.6 million for the three months ended September 30, 2024 and 2023, respectively. Variable lease costs associated with the aircraft operating leases were $7.7 million and $12.0 million for the nine months ended September 30, 2024, and 2023, respectively. Short-term lease costs on the aircraft leases were $40 thousand and $183 thousand for the three months ended September 30, 2024 and 2023, respectively. Short-term lease costs on the aircraft leases were $196 thousand and $513 thousand for the nine months ended September 30, 2024, and 2023, respectively.

In September, 2024 the Company began terminating the aircraft leases as part of the flyExclusive agreement.
Airport Facilities
Our facilities leases are for space at airports throughout the south with remaining terms ranging from one to eleven months. These leases consist of hangar space and office space. The leases have lease terms of 12 months or less. Accordingly, the Company has not recognized right-of-use assets or lease liabilities related to these lease agreements pursuant to the short-term lease election. The Company has made a policy election to not separate lease and non-lease components for these facility leases. Short-term lease costs related to these leases were $21 thousand and $16 thousand for the three months ended September 30, 2024, and 2023, respectively. Short-term lease costs were $57 thousand and $54 thousand for the nine months ended September 30, 2024 and 2023, respectively.

In January 2024, the Company began leasing space for aircraft with a term of 5 years with fixed lease payments. The Company recognized an operating lease liability in the amount of the net present value of the future minimum lease payments, and a right-of-use asset. The discount rate used for this lease was 12%, which was determined to be the incremental borrowing rate based on comparative secured financing in the marketplace at the inception of the fixed lease payments.
Legal Contingencies
From time to time, the Company receives claims of and becomes subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct and operation of the Company’s business. In connection with such litigation, the Company may be subject to significant damages. We may also be subject to equitable remedies and penalties. Such litigation could be costly and time consuming and could divert or distract Company management and key personnel from its business operations. The Company does not currently believe that any of its outstanding litigation will have a material adverse effect on its financial statements or business. Outstanding litigation related to vendor or customer disputes have been fully accrued in the financial statements at the disputed amount. However, due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s business, results of operations, financial position, or cash flows.

In the Tampa Division of the U.S. District Court, in and for the Middle District of Florida on September 12, 2024, Joshua G. Newsteder, LouAnn Gray, and those similarly situated (the “Plaintiffs”) filed suit against the Volato Group, Inc. and Volato, Inc.(the “Defendants”) citing various allegations including that the termination of employment of 230 employees that occurred on August 30, 2024 violated requirements of the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et. seq. (“WARN Act”) (collectively, the “Dispute”). Plaintiffs are seeking unpaid wages or salary, benefits and other relief deemed by the court as just and proper. Volato Group, Inc. and Volato, Inc. deny all allegations.

NOTE 17 – SUBSEQUENT EVENTS
In October 2024, we released additional customer deposits related to Insider membership program and stretch card agreements as part of the agreement with flyExclusive.

On November 4, 2024, the Company entered into a Settlement Agreement and Stipulation (the "Settlement Agreement”) with Sunpeak Holdings Corporation ("SHC”), which became effective on November 6, 2024, to settle outstanding claims owed to SHC. Pursuant to the Settlement Agreement, SHC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling approximately $4.7 million (the "Claims”) and will exchange such Claims for a settlement amount payable in shares of common stock of the Company (the "Settlement Shares”). The Settlement Shares shall be priced at the closing price of the Company’s common stock on November 4, 2024, subject to adjustment pursuant to the terms of the Settlement Agreement. The Company shall also issue to SHC, on the issuance date(s), 100,000 freely trading shares pursuant to the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations (MD&A) should be read in conjunction with our consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” included in our Annual Report on form 10-K for the year ended December 31, 2023. Unless the context otherwise requires, references in this MD&A section to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Volato Group, Inc.
Overview of Our Business
Our revenue was generated through our aircraft ownership program, a focused commercial strategy which includes deposit products, charter flights and aircraft management services. Our aircraft ownership program is an asset-lite model whereby we sell each fleet aircraft to a limited liability company (LLC) and sell LLC membership interests to third-party owners. The LLC then leases the aircraft back to us for management and charter operation on behalf of the LLC under 14 C.F.R. Part 135. In turn, program participants (“JetShare owners”) invest in those special purpose entities to fund the aircraft purchase. We operate the aircraft on behalf of the special purpose entity and enters into charter agreements with the individual JetShare owners to provide preferential access and charter pricing for our HondaJet fleet.
In September 2024, we announced an agreement with flyExclusive a leading provider of private jet charter services, to transition its fleet operations to flyExclusive. This move is expected to bring substantial cost savings and provide Volato with the opportunity to focus on what it believes to be its high-growth areas, including aircraft sales and proprietary software. We will continue to take delivery of new aircraft, and these aircraft may become part of flyExclusive's managed fleet. Volato will benefit from the margins on aircraft sales without the burden of operational costs, while also generating revenue from its proprietary software, including the Vaunt program, Volato’s successful empty leg consumer app.

Financial highlights for the three months ended September 30, 2024 include:
•We generated total revenue of $40.3 million an increase of $36.6 million, or 1002%, compared to the three months ended September 30, 2023 primarily related to an increase from aircraft sales of $38.2 million;
•Income from continuing operations was $1.9 million for the three months ended September 30, 2024, representing a $3.7 million change from the $1.8 million loss during the prior year primarily related to aircraft sales during the current quarter; and
•Adjusted EBITDA was $3.2 million for the three months ended September 30, 2024 compared to negative adjusted EBITDA of $1.7 million for the same period last year.
Financial highlights for the nine months ended September 30, 2024 include:
•We generated total revenue of $44.9 million an increase of $28.9 million, or 182%, compared to the nine months ended September 30, 2023 related to an increase in aircraft sales of $32.4 million;
•Loss from continuing operations was $6.4 million for the nine months ended September 30, 2024, representing a $1.9 million decrease in loss from continuing operations over the prior year primarily related to higher aircraft sales of $32.4 million; and
•Negative adjusted EBITDA was $4.7 million for the nine months ended September 30, 2024 compared to negative adjusted EBITDA of $4.2 million for the same period last year.

Key Factors Affecting Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Market Competition
We competed for market share in the highly fragmented private aviation industry. The top 10 largest operators control approximately 25% of the total flight hours operated in the United States. For example, there are over 400 light jet operators (excluding air ambulance) offering Part 135 charter services in our primary network service area, flying approximately 293,000 flight hours. The breadth of operators and the product options (fractional, deposit/card programs, charter) makes the industry highly competitive.
Costs and Expense Management
In 2022 and 2023, we invested in the core business systems, processes and people required to safely operate a rapidly growing, publicly traded private aviation company. In September 2024, we announced an agreement with flyExclusive to transition our fleet operations to flyExclusive. This move is expected to bring substantial cost savings and provide us with the opportunity to focus on what we believe to be our high-growth areas, including aircraft sales and proprietary software. We will continue to take delivery of new aircraft, and these aircraft may become part of flyExclusive’s managed fleet. We will benefit from the margins on aircraft sales without the burden of operational costs, while also generating revenue from its proprietary software, including the Vaunt program, our successful empty leg consumer app.
Economic Conditions
The private aviation industry is volatile and affected by economic cycles and trends. Our financial performance has been susceptible to economically driven changes in demand particularly for our discretionary charter and deposit products. Our cost structure and private aviation demand levels has been greatly impacted by the price of jet fuel, pilot salaries and availability, changes in government regulations, consumer confidence, safety concerns, and other factors.
Pilot Availability and Attrition
The competition for pilots has intensified in recent years. We have relied on increasing pilot pay and benefits to continue to attract qualified applicants including equity compensation.

Results of Operations
Comparison of three and nine months ended September 30, 2024 and 2023
The following table sets forth our results of operations for the three and nine months ended September 30, 2024 and 2023, (in thousands, except percentages):

	For the Three Months Ended September 30,		Change In		For the Nine Months Ended September 30,		Change In
	2024	2023	$	%	2024	2023	$	%
Revenue	$40,269	$3,654	$36,615	1002%	$44,866	$15,933	$28,933	182%

Costs and expenses:
Cost of revenue	33,768	3,335	30,433	913%	37,812	14,633	23,179	158%
Selling, general and administrative	4,649	2,152	2,497	116%	13,484	5,782	7,702	133%
Total costs and expenses	38,417	5,487	32,930	600%	51,296	20,415	30,881	151%

Operating income (loss)	1,852	(1,833)	3,685	(201)%	(6,430)	(4,482)	(1,948)	43%

Other income (expenses):
Gain from sale of consolidated entity	—	—	—	N/M	—	387	(387)	N/M
Other income	56	76	(20)	(26)%	214	243	(29)	(12)%
Loss from change in fair value forward purchase agreement	—	—	—	N/M	(2,982)	—	(2,982)	N/M
Interest expense, net	(3,234)	(805)	(2,429)	302%	(5,603)	(2,427)	(3,176)	131%
Other income (expenses)	(3,178)	(729)	(2,449)	N/M	(8,371)	(1,797)	(6,574)	N/M

Loss before provision for income taxes and discontinued operations	(1,326)	(2,562)	1,236	(48)%	(14,801)	(6,279)	(8,522)	136%
Provision for incomes taxes	11	—	11	N/M	26	—	26	N/M
Net loss from continuing operations	(1,337)	(2,562)	1,225	(48)%	(14,827)	(6,279)	(8,548)	136%
Net loss from discontinued operations	(3,098)	(9,263)	6,165	(67)%	(23,917)	(22,924)	(993)	4%
Net loss	$(4,435)	$(11,825)	$7,390	(62)%	$(38,744)	$(29,203)	$(9,541)	33%

N/M - the percentage change is not meaningful

Revenue
Revenue consists of the following (in thousands, except percentages):

	Three Months Ended September 30,		Change In		Nine Months Ended September 30,		Change In
	2024	2023	$	%	2024	2023	$	%
Aircraft sales	$38,150	$—	$38,150	N/M	$38,150	$5,710	$32,440	568%
Managed aircraft	1,803	3,646	(1,843)	(51)%	6,171	10,215	(4,044)	(40)%
Subscription	316	8	308	N/M	545	8	537	N/M
Total	$40,269	$3,654	$36,615	N/M	$44,866	$15,933	$28,933	182%
Revenue increased by $36.6 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in revenue was primarily the result of an increase aircraft sales of $38.2 million during the three months ended September 30, 2024 compared to the prior year period. The increase in revenue from aircraft sales was the result of the delivery and sale of two HondaJet Elite IIs and one Gulfstream G280. We have orders for three additional Gulfstream G280s and expect delivery in 2025.

Revenue increased by $28.9 million, or 182%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in revenue was the primarily the result of a increase in revenue from aircraft sales. The increase in revenue from aircraft sales was the result of the delivery and sale of two HondaJet Elite IIs and one Gulfstream G280. We have orders for three additional Gulfstream G280 jets and expect delivery in 2025.
Cost of Revenue
Cost of revenue comprises expenses tied to the associated revenue streams: aircraft sales, managed aircraft and subscription based revenue. Aircraft sales cost of revenue is our purchase price of the aircraft. Managed aircraft cost of revenue includes all costs incurred in our managed aircraft including the cost of flight crews, fuel, maintenance, and landing and other airport fees. Subscription costs includes costs of our proprietary software, the Vaunt program.
Cost of revenue consists of the following (in thousands, except percentages):

	Three Months Ended September 30,		Change In		Nine Months Ended September 30,		Change In
	2024	2023	$	%	2024	2023	$	%
Aircraft sales	$32,036	$—	$32,036	N/M	$32,036	$5,440	$26,596	489%
Managed aircraft	1,698	3,230	(1,532)	(47)%	5,656	9,059	(3,403)	(38)%
Subscription	34	105	(71)	(68)%	120	134	(14)	(10)%
Total	$33,768	$3,335	$30,433	N/M	$37,812	$14,633	$23,179	158%
Cost of revenue increased by $30.4 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in cost of revenue was the result of an increase in aircraft sales as we took delivery of aircraft during the three months ended September 30, 2024.
Cost of revenue increased by $23.2 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in costs of revenue was the result of an increase in aircraft sales as we took delivery of aircraft during the nine months ended September 30, 2024.
Selling, general and administrative
Selling, general and administrative expenses increased by $2.5 million, or 116%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily related to higher professional fees and other expenses associated with becoming a public company of $0.5 million and higher software and related fees of $0.3 million.
Selling, general and administrative expenses increased by $7.7 million or 133% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in selling, general and administrative expenses is primarily related to higher salaries of $1.1 million, higher professional fees and other expenses associated with becoming a public company of $2.9 million.

Gain from sale of consolidated entity
Gain on sale of consolidated entity consists of the gain on the sale of Fly Dreams during 2023.
Loss on change in value of forward purchase agreement
As part of the Business Combination, we entered into the Forward Purchase Agreement. In July 2024, the Forward Purchase Agreement was terminated. As of September 30, 2024, we recorded a fair value adjustment on the Forward Purchase Agreement resulting in a zero non-cash loss on the change in fair value for the three months ended September 30, 2024 and a non-cash loss of $3.0 million for the nine months ended September 30, 2024.
Interest Expense
Interest expense primarily consists of interest related to our aircraft purchase and sale agreement with TVPX Aircraft Solutions, Inc., the business loan and security agreement with TVT Capital Source LLC, credit facilities and convertible notes and amortization of debt issuance costs. Interest expense increased $2.4 million, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily as a result of the aircraft purchase and sale agreement and the business loan and security agreement.
Interest expense increased $3.2 million, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily as a result of the aircraft purchase and sale agreement and the business loan and security agreement.
Non-GAAP Financial Measures

Non-GAAP financial measures are an addition, and not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP and should not be considered as an alternative to any performance measures derived in accordance with GAAP. We believe that these non-GAAP financial measures of financial results provide useful supplemental information about the Company to investors. However, there are a number of limitations related to the use of these non-GAAP financial measures and their nearest GAAP equivalents, including that they exclude significant expenses that are required by GAAP to be recorded in Volato’s financial measures. In addition, other companies may calculate non-GAAP financial measures differently, or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures may not be directly comparable to similarly titled measures of other companies.
ADJUSTED EBITDA
We calculate Adjusted EBITDA as net loss adjusted for (i) interest expense, net, (ii) provision for income taxes (benefit) (iii) depreciation and amortization, (iv) equity-based compensation expense, and other non-operating items. We include Adjusted EBITDA as a supplemental measure for assessing operating performance.

The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA	2024	2023	2024	2023
Net loss	(4,435)	(11,825)	(38,744)	(29,203)

Net loss from discontinued operations	3,098	9,263	23,917	22,924
Interest expense, net	3,234	805	5,603	2,427
Provision for income tax expense	11	—	26	—
Loss from change in fair value of forward purchase agreement	—	—	2,982	—
Depreciation and amortization	80	98	241	207
Equity-based compensation expense	(199)	40	69	63
Gain from sale of consolidated entity	—	—	—	(387)
Other income	(56)	(76)	(214)	(243)
Other items not indicative of ongoing operations	1,436	—	1,436	—
Adjusted EBITDA	$3,169	$(1,695)	$(4,685)	$(4,212)

Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of stock, borrowings under our credit facilities, and capital raises from convertible debt and preferred stock. We additionally manage liquidity through the aircraft sales which provides up front deposits from our customers and aircraft usage. As of September 30, 2024, we had $5.6 million of cash and restricted cash. During the year ended December 31, 2023, we converted our line of credit from a related party into convertible notes, and therefore have no credit facilities for future borrowings.

Our primary needs for liquidity are to fund working capital, acquisitions, debt service requirements, and for general corporate purposes.
We believe factors that could affect our liquidity include the ability of our OEM partners to meet our delivery schedule and our ability to sell those aircraft, our ability to raise additional funds on favorable terms, the timing and extent of spending on software development and other growth initiatives, our ability to manage our expense, and overall economic conditions. To the extent that our current liquidity is insufficient to fund future activities, we will need to raise additional funds. We may attempt to raise additional capital through the sale of equity securities, through debt financing arrangements, or both. Raising additional funds by issuing equity securities will dilute the ownership of existing shareholders. The occurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In the event that additional funds are required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
We have incurred negative cash flows from operating activities and significant losses from operations historically and plan to raise additional capital to fund our future operations. We believe that our current cash position, along with our anticipated margin from aircraft sales and proceeds from future debt and/or equity financings, when combined with prudent cash and expense management, will allow the us continue as a going concern and to fund our operations for at least one year from the date of these financials statements. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These factors raise substantial doubt regarding our ability to continue as a going concern.

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
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	(11,115)	$(24,119)
Net cash provided by investing activities	(145)	1,436
Net cash provided by financing activities	136	24,958
Net Decrease in cash and restricted cash	$(11,124)	$2,275
Cash Flow from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 was $11.1 million. The cash outflow from operating activities consisted of our net loss of $38.7 million, non-cash items of $3.4 million, and a change in net operating assets and liabilities of $24.2 million. The change in net operating assets and liabilities was primarily as a result of an increase in customer deposits and deferred revenue of $8.9 million and an increase in accounts payable and accrued liabilities of $3.0 million. The change in net assets and liabilities for discontinued operations for the nine months ended September 30, 2024 was $6.1 million.
Net cash used in operating activities for the nine months ended September 30, 2023 was $24.1 million. The cash outflow from operating activities consisted of our net loss of $29.2 million, non-cash items of $21 thousand, and a change in net operating assets and liabilities of $5.1 million. The change in net operating assets and liabilities was primarily a result of an increase in accounts payable and accrued liabilities of $2.6 million, an increase in customer deposits and deferred revenue of $4.7 million and a decrease in deposits of $3.9 million. The change in net assets and liabilities for discontinued operations for the nine months ended September 30, 2023 was $3.9 million.
Cash Flow from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $145 thousand related to the purchase of property and equipment.
Net cash provided by investing activities for the nine months ended September 30, 2023 was $1.4 million. Cash flow from investing activities was primarily attributable to $350 thousand from the sale of consolidated entity offset by 821 thousand to the purchase of property and equipment. Cash provided by investing activity from discontinued operations for the nine months ended September 30, 2023 was $1.9 million.
Cash Flow from Financing Activities
Net cash used financing activities for the nine months ended September 30, 2024 was $136 thousand. Cash flow from financing activities consisted of repayment on loans of $3.9 million offset by proceeds for the issuance of debt of $4.0 million.
Net cash provided by financing activities for the nine months ended September 30, 2023 was $25.0 million. Cash flow from financing activities was primarily attributable proceeds from the issuance of convertible notes of $12.7 million and proceeds from line of credit of $1.0 million.

Contractual Obligations and Commitments

Our principal commitments consist of contractual cash obligations under our credit facilities and other loans, operating leases for certain controlled aircraft. We have committed to acquire four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million of which $48 million was funded and paid through September 30, 2024. The first Gulfstream G280 was delivered in the third quarter of 2024 with the remaining three Gulfstream G280s expected to be delivered throughout fiscal year 2025.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with GAAP. Certain amounts included in or affecting the consolidated financial statements presented in this Quarterly Report on Form 10-Q and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the company. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.
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
The Company generates revenue primarily through: (i) the sale of aircraft, and (iii) aircraft management services.
The Company generates revenue primarily through: (i) the sale of aircraft, and (ii) aircraft management services. Revenue is recognized when control of the promised service is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies, as a performance obligation, each promise to transfer a good or service to a customer that is distinct. To identify its performance obligations, the Company considers all of the goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

For each revenue stream, we evaluate whether our obligation is to provide the good or service itself, as the principal, or to arrange for the good or service to be provided by the other party, as the agent, using the control model. For certain services provided to the customer, primarily in our aircraft management services revenue stream, the Company directs third-party providers to assist in our fulfillment of the performance obligation in contracts with our customers. Any cost reimbursements and third-party costs are recognized in revenue on a gross basis as Volato has pre-negotiated these costs and takes a certain amount of risk that it will not fully recover the costs incurred. In such circumstances, the Company is primarily responsible for satisfying the overall performance obligation with the customer and is considered the principal in the relationship because the Company has the ability to direct the third parties to provide services to our customers.

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
If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. We test for goodwill impairment annually during the fourth quarter on October 1.
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
Variable Interest Entity (VIE) Accounting
The Company evaluates its ownership, contractual relationships, and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve management’s judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, this VIE entity is consolidated into the consolidated financial statements.
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
The Company utilizes the Black Scholes valuation model to value the issuance of stock-based compensation. See Note 15, “Shareholders’ Equity (Deficit)” of the accompanying Notes to Consolidated Financial Statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2024 our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls

Management of the Company, including its chief executive officer and its chief financial officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective in the second quarter of 2024, we no longer have a financial expert on our board of directors.

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

In the Tampa Division of the U.S. District Court, in and for the Middle District of Florida on September 12, 2024, Joshua G. Newsteder, LouAnn Gray, and those similarly situated (the “Plaintiffs”) filed suit against the Volato Group, Inc. and Volato, Inc.(the “Defendants”) citing various allegations including that the termination of employment of 230] employees that occurred on August 30, 2024 violated requirements of the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et. seq. (“WARN Act”) (collectively, the “Dispute”). Plaintiffs are seeking unpaid wages or salary, benefits and other relief deemed by the court as just and proper. Volato Group, Inc. and Volato, Inc. deny all allegations.

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024. Investors should review the risks provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the quarter ended September 30, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company repurchased no shares of Common Stock during the quarter ended September 30, 2024.
ITEM 3. DEFAULTS UPON SENIOR CREDIT FACILITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended September 30, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended September 30, 2024, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

(c) During the quarter ended September 30, 2024, no officer or director adopted or terminated (1) a plan, contract, or set of instructions intended to by covered by the 10b5-1 affirmative defense or (2) a written trading arrangement as defined in Item 408(c) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Index
Exhibit Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation of Volato Group, Inc., as amended through October 28, 2024.
3.2*	Third Amended and Restated Bylaws.
10.1
Business Loan and Security Agreement, dated July 26, 2024, between Volato, Inc. and TVT Capital Source LLC (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2024).

10.2	Aircraft Purchase and Sale Agreement, dated as of August 9, 2024, between Volato, Inc. and TVPX Aircraft Solutions, Inc. (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2024).
10.3	Aircraft Lease Agreement (S/N 2282), dated as of August 9, 2024, between Volato, Inc. and TVPX Aircraft Solutions, Inc. (incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2024).
10.4	Form of Indemnification Agreement (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2024).
10.5	Form of Stock Option Agreement (incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2024).
10.6	Aircraft Management Services Agreement, dated September 2, 2024, between flyExclusive, Inc. and Volato Group, Inc. (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2024).
10.7
Settlement Agreement and Stipulation dated November 4, 2024 by and between Volato Inc. and Sunpeak
Holdings Corporation (incorporated by reference hereon from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2024).

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
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

VOLATO GROUP, INC.
November 19, 2024	By:	/s/ Matthew Liotta
	Name:	Matthew Liotta
	Title:	Chief Executive Officer

November 19, 2024	By:	/s/ Mark Heinen
	Name:	Mark Heinen
	Title:	Chief Financial Officer