Form 10-K
period 2024-12-31
Volato Group, Inc.
filed 2025-03-31
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
1954 Airport Road, Suite 124
Chamblee, GA 30341
Telephone: 844-399-8998
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Class A Common stock, $0.0001 par value per share	SOAR	NYSE American LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	SOARW	OTC Markets Group, Inc.
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐         No ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,227,045 based on the closing sale price as reported on the NYSE American LLC. As of March 21, 2025, there were 1,900,893 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be delivered to shareholders in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

VOLATO GROUP, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward- looking statements may appear throughout this report, including the following sections: “Business” (Part I, Item 1 of this Form 10- K), “Risk Factors” (Part I, Item 1A of this Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10- K). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions or the negative of such terms. However, the absence of these words does not mean that a statement is not forward-looking. Forward -looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe certain risks and uncertainties that could cause actual results and events to differ materially in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10 -K). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I
ITEM 1. BUSINESS
Overview

Volato is an aviation company advancing the industry with innovative solutions in aviation software and on-demand flight access. Historically, we generated revenue through our aircraft ownership program. This program was a focused commercial strategy including deposit products, charter flights, and aircraft management services. Our aviation experience led to the development of our proprietary software, products and applications “Mission Control” and “Vaunt”. Mission Control drives efficiency across operations and supports operators in managing fractional ownership, charter, and other services, and Vaunt connects travelers to private, empty leg flights. During the fiscal year ended December 31, 2024, we began to generate revenue through the Vaunt platform. Additionally, Vaunt has surpassed 100,000 app downloads and completed 598 flights in 2024, reinforcing its role as a key growth driver for Volato. We also have a new patent-pending technology that advances how aircraft generate revenue by repurposing underutilized aircraft resources for cryptocurrency mining. From time to time, we may also explore the potential development of other ancillary services or revenue generating activities, such as further development of our patent-pending technology to facilitate Bitcoin mining activities using aircraft. With a commitment to advanced technology and customer-focused solutions, we are building scalable tools to elevate service quality and operational effectiveness in private aviation.

Our History

We are a holding company for several wholly owned subsidiaries, including Volato, Inc., Fly Vaunt, LLC, Gulf Coast Aviation, Inc., and G C Aviation, Inc. The Company’s primary operating subsidiary, Volato, Inc., was founded in January 2021. During 2021, Volato, Inc. entered the private jet charter and fractional ownership market with our Part 135 HondaJet ownership program, taking delivery of our first jet in August 2021 and completing our first Part 135 charter flight in October of 2021. In March 2022, we acquired Gulf Coast Aviation, Inc., owner of G C Aviation, Inc., a Texas entity and Part 135 air carrier certificate holder. In March 2022, we placed orders for four Gulfstream G280s for delivery in 2024 and 2025. In September 2022, we started internal development on our full suite Flight Management Software platform Mission Control, and on October 4, 2023, we announced the commercial launch of Vaunt, our proprietary consumer facing empty leg platform.

On December 1, 2023, Volato, Inc., PROOF Acquisition Corp I (“PACI”), and a wholly owned subsidiary of PACI (“Merger Sub”) entered into the Business Combination Agreement, dated August 1, 2023 (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, a business combination between PACI and Volato was effected through the merger of Merger Sub with and into Volato, with Volato surviving the merger as a wholly-owned subsidiary of PACI (the “Business Combination”). In connection with the consummation of the Business Combination, PACI changed its name to “Volato Group, Inc.”

After thoroughly reviewing off-the-shelf flight management systems, we found that none fully met the needs of private aviation operators. Consequently, in September 2022, we committed to developing proprietary solutions that address the operational, scheduling, and customer engagement challenges unique to the private aviation sector. This decision led to the creation of our two flagship platforms: Mission Control and Vaunt.

Mission Control, our proprietary flight management system, addresses the limitations of traditional third-party solutions by leveraging real-time data, advanced automation, and a user-centric design, which collectively streamline complex workflows, improve fleet utilization, and enhance operational efficiency. Developed from the ground up, Mission Control was designed to be both scalable and adaptable to the evolving needs of the private aviation industry.

Vaunt, our customer platform, offers a subscription service for affordable private flights, giving members access to empty-leg flights while also optimizing fleet usage. Through Vaunt, we are able to reach a broader demographic of spontaneous travelers, who benefit from on-demand private travel without incurring the full costs typically associated with the sector. Since its introduction, Vaunt has quickly gained traction in the market, demonstrating strong consumer demand with over $1.5 million in ARR and a growing user base.

In September 2024, we announced an agreement with flyExclusive, Inc. (“flyExclusive”), a leading provider of private jet charter services, to transition the management of our aircraft ownership program fleet operations to flyExclusive. This move is expected to bring substantial cost savings and provide Volato with the opportunity to focus on its high-growth areas, including aircraft sales and proprietary software. We will continue to take delivery of new aircraft. Volato will benefit from the margins on aircraft sales without the burden of operational costs, while also generating revenue from its proprietary software, including the Vaunt platform, our successful empty leg consumer app. In the fourth quarter of 2024, we transferred the aircraft lease agreements to flyExclusive and we have no further obligations under the aircraft lease agreements.

The private aviation industry, historically under-innovated, faces challenges in asset utilization, operational complexity, and customer service. Volato’s software offerings are built to address these challenges directly, establishing Volato as a knowledgeable innovator in aviation software. Our approach positions us to meet increasing demand for streamlined, scalable, and customer-centric solutions, setting a new standard in private aviation technology and unlocking additional value across the sector.

Mission Control: Addressing Operational Challenges in Private Aviation

The private aviation industry faces unique operational challenges, particularly for Part 135 operators who must manage complex scheduling, crew assignments, and customer engagement processes while ensuring regulatory compliance. Traditional third-party software solutions in the market have proven inadequate for meeting these specific needs, often requiring significant customization or workarounds that add complexity and inefficiency.

Mission Control, a cloud-based software, was developed by Volato as a direct response to these challenges, experienced firsthand as a flight operator. Our proprietary, cloud-based software provides a robust, API-first solution for Part 135 operators, streamlining critical functions across flight scheduling, customer relationship management (CRM), crew management, and more. Mission Control not only addresses operational needs but also enhances data transparency and customer engagement, positioning Volato as an innovative leader in aviation technology.

Mission Control Key Modules

Mission Control centralizes and automates a wide range of workflows, allowing operators to reduce operational overhead and improve service quality. The platform is organized into several key modules:

1.Flight Scheduling and Optimization: Mission Control allows operators to manage and adjust schedules in real-time. The system’s Fast Feasibility and Disruption Cost modules enable rapid adjustments for unexpected changes, such as Aircraft on Ground (AOG) situations, with options for both optimized packing and maximum resilience in case of recovery needs.

Figure: Mission Control Flight Scheduling results output      Figure: Mission Control Flight Optimization

2.Integrated Crew Management: Mission Control offers tools to manage crew assignments, duty logs, scheduling, and compliance. The platform tracks pilot qualifications, duty times, and crew preferences, making it easy for operators to ensure that the right personnel are assigned to each flight. The Crew App supports pilots in logging trips, submitting duty data, and receiving updated itineraries, all from a mobile interface.

3.Mission Control’s omnichannel communication system consolidates customer interactions across email, SMS, in-app messaging, automated calls, and recorded calls. Each flight is assigned a unique service ticket, consolidating and tracking all relevant communication for easy access by team members. This feature enhances service consistency, reduces response times, and improves the overall customer experience.

4.Real-Time Analytics and Dashboards: Mission Control provides operators with comprehensive KPI and daily dashboards that offer real-time insights into key operational metrics. Mission Control offers operators real-time dashboards with insights into key metrics, from fleet performance to customer satisfaction. From fleet performance to customer satisfaction scores, these dashboards enable data-driven decision-making at every level of the organization. Aggregate Net Promoter Score (NPS) results, gathered post-flight, are visible to the entire team, fostering a culture of continuous improvement.

 Figure: Mission Control Aircraft Dashboard

5.Sales and Customer Engagement Tools: Mission Control includes built-in CRM tools for managing customer contacts, owner programs, and referral incentives. Through features like JetQuote, Pocket Sales Calculator, operators can provide instant quotes, generate contracts, and capture e-signatures. This suite of tools enables operators to deliver streamlined sales and service processes, enhancing customer engagement and conversion rates.

Figure: Our proprietary instant-pricing system and e-signature platform reduces overhead while providing customers with improved service.

Figure: Signed contracts are assigned a service ticket and moved into the Omnichannel client communications module where all customer and intra-company interactions pertaining to the trip are recorded and accessible from one place.

6.Third-Party Integrations: To further enhance operational efficiency, Mission Control integrates seamlessly with industry-standard platforms, such as Schedaero, ForeFlight, FuelerLinx, and QuickBooks, as well as general-purpose tools like Microsoft Teams. These integrations ensure real-time data synchronization across systems, enabling operators to manage tasks and data from a single interface.

Mission Control Commercialization Strategy

With flyExclusive, a top Part 135 operator, onboarded as the first third-party user, Mission Control has launched as a commercial solution for other operators. Our goal is to address widespread gaps in the aviation software market, offering a platform tailored to the unique requirements of Part 135 operators while leveraging our proven, scalable solution.

Mission Control is designed for Part 135 operators, of all sizes. Ideal customers are operators seeking to enhance operational efficiency, improve customer satisfaction, and reduce costs associated with scheduling, crew management, and customer communications. Mission Control directly addresses industry-specific needs with an integrated, customizable solution, positioning it as a strong alternative to standard aviation software.

Volato’s flexible subscription model allows operators to benefit from enhanced customer engagement, operational tools, and data transparency. By enabling third-party operators to leverage this platform, Volato aims to set a new standard in private aviation software, increasing the availability of optimized operational solutions across the industry.

Vaunt Platform

Empty Leg Industry Background

The private aviation industry produces a large number of empty leg repositioning flights, with empty leg percentages for floating fleet operators typically ranging between 30-40% of all flight activity. This represents significant inefficiency and lost revenue opportunities.

Operators have traditionally tried to sell these empty legs. However, successfully marketing these flights to traditional private aviation customers has been challenging, as they prioritize the flexibility of flying on their own schedules, rather than flying at a discount on pre-set routes and times generated from else’s flight schedule.

Vaunt: Realizing Revenue and Expanding Access

We believe that an opportunity exists to match empty legs with a different customer segment under a different business model, by marketing them to a different segment of customers who private aviation has traditionally ignored. Vaunt addresses this inefficiency by providing a platform that attracts a broader, under-targeted market segment, presenting affordable access to private aviation while helping operators capitalize on idle inventory.

How Vaunt Works

Vaunt is intended to make it easy and affordable through a proprietary platform and mobile apps for spontaneous and frequent travelers to have a chance to fly private while addressing this empty-leg issue. Vaunt members pay an annual membership fee and have access to the listed flights, at no additional cost to fly.

Vaunt aggregates empty leg flights from Part 135 operators and lists this flight inventory typically 2-5 days before the scheduled flight departure in its Apple iOS and Android mobile apps. Users who have downloaded the app are able to review these flights. Vaunt’s paid members can join the waitlist for flights, if they are placed first on the waitlist when the flight closes they are offered the flight, if they decline, the flight is offered to the next inline member. Members secure the entire aircraft on their flights, allowing them to bring other passengers and pets at no additional cost, providing an experience that mirrors private aviation exclusivity.

Vaunt uses a proprietary algorithm to determine waitlist priority, calculated using several variables, including but not limited including referrals, prior flight no-shows, and the length of time since your last Vaunt flight.

As part of an annual Vaunt Membership members can purchase one “Priority Upgrade” per subscription cycle. A Priority Upgrade allows you to jump to the top of the waitlist and secure the #1 position, guaranteeing the member top spot for the flight. If two members wish to use their Priority Upgrade on the same flight, the first member to purchase and use theirs has the priority.

Vaunt Expansion Strategy

To further expand its platform and fleet offerings, Vaunt seeks to onboard additional Part 135 operators to the Vaunt platform enabling them to gain value and monetize the sunk costs associated with empty leg flights. Vaunt provides these operators with access to its established customer base and technology, offering a revenue-sharing subscription model as an incentive to list their flight inventory on Vaunt’s platform.

Through these operator relationships, Vaunt aims to grow its inventory, deliver greater flight variety and availability for members, and further establish itself as the leading platform for affordable private aviation access.

Volato Aircraft Sales

Volato expects to take delivery of three Gulfstream G280 aircraft in 2025. Each aircraft is expected to generate cashflow from the sale of the aircraft which includes an estimated $4.0 million to $5.0 million in gross profit earned on sale and the return of $3 million in cash on deposit for each aircraft. Using our industry relationships and experience Volato may opportunistically source or acquire additional aircraft in the future.
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
Employees

Our employees are central to our and our customers’ success. As of March 21, 2025, we have 12 full time employees and no part-time employees. All full-time employees are located within the United States and fulfill a range of roles in corporate functions.

To date, we have not experienced any work stoppages. Furthermore, none of our employees are currently represented by a labor organization or subject to collective bargaining agreements. Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees and consultants through the granting of stock-based compensation awards.
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

We have a new patent-pending technology, filed in 2023, that advances how aircraft generate revenue by repurposing underutilized aircraft resources for cryptocurrency mining.
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

Risks Related to Our Limited Operating History, Business and Industry

We have a limited operating history and history of net losses, and may continue to experience net losses in the future.

You should consider our business and prospects in light of the risks, expenses, and difficulties encountered by companies in their early stage of development. We launched our business through Volato, Inc. on January 7, 2021. Accordingly, we have limited operating history upon which to base an evaluation of our business and prospects. The Company’s current and proposed operations are subject to all business risks associated with newer enterprises. These include likely fluctuations in operating results as the Company reacts to developments in its markets, difficulty in managing its growth and the entry of competitors into the market.

We have experienced significant net losses since our inception and, given our limited operating history, we may experience continuing net losses for the foreseeable future and may never become profitable (as determined by U.S. Generally Accepted Accounting Principles (“GAAP”) or otherwise). We may not accurately anticipate how quickly we might use our funds and whether such funds are sufficient to bring the business to profitability and pay our liabilities. Even if we achieve profitability, we cannot be certain that we will be able to sustain or increase profitability. To achieve and sustain profitability, we must accomplish numerous objectives, including broadening and stabilizing our sources of revenue and increasing the number of customers that utilize our service. Accomplishing these objectives may require significant capital investments. We cannot assure you that we will be able to achieve these objectives.

The Company may not be able to continue to operate its business if it is not successful in securing additional sources of capital and, as a result, may not be able to continue as a going concern.

The Company is dependent on funds from its operations, proceeds from its financing arrangements and additional fundraising in order to sustain its ongoing operations. The Company has suffered recurring losses from operations and has a significant accumulated deficit. As a result of these recurring losses from operations, negative cash flows from operating activities and the need for additional capital there is substantial doubt of the Company’s ability to continue as a going concern. Therefore, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern in its report on the Company’s audited financial statements for the year ended December 31, 2024. The financial statements have been prepared in accordance with GAAP, which contemplate that the Company will continue to operate as a going concern. The Company’s financial statements do not contain any adjustments that might result if it is unable to continue as a going concern. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. In such circumstances, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products, seek alternative financing arrangements, declare bankruptcy or terminate its operations entirely.

Significant reliance on Gulfstream aircraft and parts poses risks to our business and prospects.

As part of our business strategy, we have historically flown HondaJet aircraft, manufactured by Honda Aircraft Company (“Honda”). The purchase agreement between the Company and Honda was terminated on September 10, 2024. We expect to take delivery of and sell Gulfstream aircraft, manufactured by Gulfstream Aerospace, LP (“Gulfstream”). If Gulfstream experiences interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes, or disruption of their supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft and parts, which would adversely affect our revenue and results of operations and could jeopardize our ability to meet the demands of our customers.

If we cannot internally or externally finance our aircraft or generate sufficient funds to make payments to external financing sources, we may not succeed.

As is customary in the aviation industry, we are reliant on external financing for the acquisition of aircraft, and we are likely to need additional financing in the future in order to acquire aircraft. If we are unable to generate sufficient revenue or other funding to make payments on these financing arrangements, the lender may default us under the financing arrangement, which would have a material adverse effect on our business and reputation. Furthermore, if we do not have access to external financing for future aircraft, for whatever reason, including reasons relating to our business or prospects or the broader economy, we may not be in a position to grow and/or operate as a going concern.

We may not be able to successfully implement our growth strategies.

Our growth strategies include, among other things, attracting new customers and retaining existing customers, expanding our addressable market by opening up private aviation to customers that have not historically used private aviation services, expanding into new markets and developing adjacent businesses. We face numerous challenges in implementing our growth strategies, including our ability to execute on market, business, product/service and geographic expansions. For example, our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. These difficulties may result in the erosion of our brand image, divert the attention of our management and key employees, and impact our financial and operational results.

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

Our growth also depends in part on our ability to successfully enter new markets and offer new services and products. Significant changes to our existing geographic coverage or the introduction of new and unproven markets may require us to obtain and maintain applicable permits, authorizations, or other regulatory approvals. Developing and launching new or expanded locations involves significant risks and uncertainties, including risks related to the reception of such locations by existing and potential future customers, increases in operational complexity, unanticipated delays or challenges in implementing such new locations or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast customer demand), and negative publicity in the event such new or enhanced locations are perceived to be unsuccessful. Significant new initiatives may result in operational challenges affecting our business. In addition, developing and launching new or expanded service offerings may involve significant upfront investment, such as additional marketing and such expenditures may not generate a return on investment. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain customers. If these new or expanded service offerings are unsuccessful or fail to attract a sufficient number of customers to be profitable, our business, financial condition, and results of operations could be adversely affected.

We are exposed to the risk of a decrease in demand for private aviation services.

Our business is concentrated on private aviation services, which are vulnerable to changes in consumer preferences, discretionary spending, and other market changes impacting luxury goods and discretionary purchases. In addition, demand for private aviation services may be significantly and adversely impacted by factors affecting air travel generally, such as adverse weather changes, the occurrence of geopolitical events such as war, such as the current conflicts in Ukraine, terrorism, civil unrest, political instability, market volatility, environmental or climatic factors, natural disaster, pandemic or epidemic outbreak, public health crisis and general economic conditions. The global economy has in the past, and may in the future, experience recessionary periods and periods of economic instability such as the business disruption and related financial impact resulting from the global COVID-19 health crisis. During such periods, our current and future users may choose not to make discretionary purchases or may reduce overall spending on discretionary purchases. These changes could result in reduced consumer demand for air transportation, including our private aviation services, or could shift demand from our private aviation services to other methods of air or ground transportation for which we do not offer a competing service.

Any of these factors that cause the demand for private aviation services to decline may also result in delays that could reduce the attractiveness of private air charter travel versus other means of transportation, particularly for shorter distance travel. Delays could frustrate passengers, affecting our reputation and potentially reducing demand for our services as a result of flight cancellations and increased costs. We may also experience decreased demand, as well as a loss of reputation, in the event of an accident involving one of its aircraft or an aircraft booked through our platform or any actual or alleged misuse of its platform or aircraft by customers in violation of law. Any of the foregoing circumstances or events which reduced the demand for private jet charters could negatively impact the Company’s ability to establish its business and achieve profitability. If we are unable to generate demand or there is a future shift in consumer spending away from private aviation services, our business, financial condition, and results of operations could be adversely affected.

We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on commercially acceptable terms, or at all.

Our operations are capital intensive, and we require sufficient liquidity levels for our operations and strategic growth plans. We have financed our operations and capital expenditures primarily through private financing rounds credit agreements, convertible debt, and through financing of aircraft pre-delivery payment obligations. In the future, we expect to need to raise additional capital through public or private financing or other arrangements. This financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Numerous factors may affect our ability to obtain financing or access the capital markets in the future on terms attractive to us, including our liquidity, operating cash flows, and the timing of capital requirements, credit status and any credit ratings assigned to us, market conditions in the private aviation industry, U.S. and global economic conditions, and conditions in the capital markets generally, and the availability of our assets as collateral for future financings. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on commercially acceptable terms, we may not be able to grow our business or respond to competitive pressures and our business, results of operations, and financial condition could be materially adversely affected.

The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business.

We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, and technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations, and financial condition.

Federal, state, and local tax rules can adversely impact our results of operations and financial position.

We are subject to federal, state, and local taxes in the United States. Significant judgment is required in sourcing revenue among various jurisdictions, and in determining the provision for income taxes. We believe our income tax estimates are reasonable, but such estimates assume no changes in current tax rates. In addition, if the Internal Revenue Service or other taxing authority disagrees with a tax position we have taken, as to sourcing, tax rates, or otherwise, and upon final adjudication, we are required to change our position, we could incur additional tax liability, including interest and penalties. These costs and expenses could have a material adverse impact on our financial condition, results of operations, and cash flows. Additionally, the taxability of our offerings is subject to various interpretations within the taxing jurisdictions in which we operate. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of our tax code to our offerings. A conflicting position taken by a state or local taxation authority on the taxability of our offerings could result in additional tax liabilities and could negatively impact our competitive position in that jurisdiction. If we fail to comply with applicable tax laws and regulations, we could suffer civil or criminal penalties in addition to the delinquent tax assessment. To the extent our offerings are or may be determined to be taxable in a given jurisdiction, the jurisdiction may still increase the tax rate assessed on such offerings. The property and gross receipts taxation of a mobile asset business such as aviation also varies widely among U.S. jurisdictions. The Company seeks to directly or indirectly pass-through such taxes to our customers. In the event we are not able to pass-through any such taxes, our results of operations, financial condition, and cash flows could be adversely impacted.

For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such prior proposals have included an increase in the U.S. income tax rate applicable to corporations (such as the Company) from 21% to 28%. Congress may consider, and could include some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect the Company’s business and future profitability.

The Company may seek to expand its business operations, including to jurisdictions in which tax laws may not be favorable, its obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect the Company’s after-tax profitability and financial results.

In the event that the Company’s business expands domestically or internationally, its effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect the Company’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of the Company’s business.

Additionally, the Company may be subject to significant income, withholding, and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. The Company’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on the Company’s after-tax profitability and financial condition. Additionally, the Internal Revenue Service and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with the Company’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If the Company does not prevail in any such disagreements, the Company’s profitability may be affected.

The Company’s after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.

The Company’s ability to utilize its net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If the Company has experienced an ownership change at any time since its incorporation, the Company may be subject to limitations on its ability to utilize its existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in the Company’s stock ownership, which may be outside of the Company’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit the Company’s use of accumulated state tax attributes. As a result, even if the Company earns net taxable income in the future, its ability to use its pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to the Company.

Our business is dependent on third-party operators to provide flights for our customers. If third-party operators’ flights, which are required to serve a substantial portion of our business, are not available or do not perform adequately, our costs may increase and our business, financial condition, and results of operations could be adversely affected.

We rely on flyExclusive as a third-party operator to provide flights for our Vaunt product. As such, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this Annual Report, such as the impact of adverse economic conditions and the inability of third parties to hire or retain skilled personnel, including pilots and mechanics. We expect that as competition in the private aviation market grows, the use of exclusive contractual arrangements with third-party aircraft operators, sometimes requiring volume guarantees and prepayments or deposits, may increase. This may require us to purchase or lease additional aircraft that may not be available or require us to incur significant capital or operating expenditures.

If our efforts to continue to build our strong brand identity and achieve high customer satisfaction and loyalty are not successful, we may not be able to attract or retain customers, and our operating results may be adversely affected.

Maintaining a good reputation globally is important to our business. We must continue to build and maintain a strong brand identity for our products and services, which have expanded over time. We believe that a strong brand identity will continue to be important in attracting customers. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract customers will be adversely affected. From time to time, our customers may express dissatisfaction with our products and services, in part due to factors that could be outside of our control, such as the timing and availability of aircraft and service interruptions driven by prevailing political, regulatory, or natural conditions. To the extent dissatisfaction with our products and services is widespread or not adequately addressed, our brand may be adversely impacted, and our ability to attract and retain customers may be adversely affected. With respect to our planned expansion into additional markets, we will also need to establish our brand, and to the extent it is not successful, our business in new markets would be adversely impacted.

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

Our reputation or brand image also could be adversely impacted by, among other things, any failure to maintain high ethical, social, and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, such as movements to institute a “living wage,” customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. We operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our customers, vendors, or employees, can spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results as well as require additional resources to rebuild or repair our reputation.

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

We rely on third parties maintaining open marketplaces to distribute our mobile and web applications and we rely on third parties to provide the software we use in certain of our products and services, including the provision of our flight management system. If these third parties interfere with the distribution of our products or services, with our use of the software, or with the interoperability of our platform with the software, our business would be adversely affected.

Our platform’s mobile applications rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make applications available for download. We additionally rely on such third-party marketplaces for access to certain third-party applications that we use to provide our services. We cannot be assured that the marketplaces through which we distribute our applications will maintain their current structures or that such marketplaces will not charge us fees to list our applications for download.

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

If we are unable to adequately protect our intellectual property interests or are found to be infringing on the intellectual property interests of others, we may incur significant expense, and our business may be adversely affected.

We believe that our intellectual property, such as our trademarks, domain names, website, mobile and web-based applications, software, copyrights, trade secrets, and inventions, among others, plays an important role in protecting our brand and the competitiveness of our business. If we do not adequately protect our intellectual property, our brand and reputation may be adversely affected, and our ability to compete effectively may be impaired. The Company protects its intellectual property through a combination of trademark, copyright, contracts, and policies. However, the steps we take to protect our intellectual property may be inadequate, and unauthorized parties may attempt to copy or reverse engineer aspects of our intellectual property or obtain and use information that we regard as proprietary and, if successful, may potentially cause us to lose market share, harm our ability to compete, and result in reduced revenue. In addition, our business is subject to the risk of third parties infringing our intellectual property. We may not always be successful in securing protection for, or identifying or stopping infringements of, our intellectual property and we may need to resort to litigation in the future to enforce our rights in this regard. Any such litigation could result in significant costs and a diversion of resources. Further, such enforcement efforts may result in a ruling that our intellectual property rights are unenforceable.

Moreover, companies in the aviation and technology industries are frequently subject to litigation based on allegations of intellectual property infringement, misappropriation, or other violations. As we expand and raise our profile, the likelihood of intellectual property claims being asserted against us grows. Further, we may acquire or introduce new products or services, which may increase our exposure to patent and other intellectual property claims. Any intellectual property claims asserted against us, whether or not having any merit, could be time-consuming and expensive to settle or litigate. If we are unsuccessful in defending a claim, we may be required to pay substantial damages or could be subject to an injunction or agree to a settlement that may prevent us from using our intellectual property or making our Common Stock, products, or services available to customers. Some intellectual property claims may require us to seek a license to continue our operations, and those licenses may not be available on commercially reasonable terms or may significantly increase our operating expenses. If we are unable to procure a license, we may be required to develop non-infringing technological alternatives, which could require significant time and expense. Any of these events could adversely affect our business, financial condition, or operations.

As part of our growth strategy, we may engage in future acquisitions that could disrupt our business and have an adverse impact on our financial condition.

We have, and intend to continue to explore potential strategic acquisitions of assets and businesses, including partnerships or joint ventures with third parties. Our management has limited experience with acquiring and integrating acquired strategic assets and companies into our business, and there is no assurance that any future acquisitions will be successful. We may not be successful in identifying appropriate targets for transactions. In addition, we may not be able to continue the operational success of acquired businesses or successfully finance or integrate any assets or businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership, or joint venture may reduce our cash reserves, may negatively affect our earnings and financial performance, and, to the extent financed with the proceeds of debt, may increase our indebtedness, and, to the extent acquired or financed through equity issuance, dilute our current investors. We cannot ensure that any acquisition, partnership, or joint venture we make will not have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Legal and Regulatory Matters

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

Risks Related to Our Contractual Obligations

Our obligations in connection with our contractual obligations, including debt financing obligations, could impair our liquidity and thereby harm our business, results of operations, and financial condition.

We have significant debt financing obligations, and we may incur additional obligations as we expand our operations. On October 5, 2022, we entered into a Pre-Delivery Payment Agreement (“PDP Agreement”) with a Shearwater Global Capital entity for the financing of PDP Agreement payments on four Gulfstream G280s under four separate purchase agreements executed in March 2022 (“G280 Purchase Agreements”). The PDP Agreement is secured by all of our rights in the G280 Purchase Agreements, all of the reserves under the PDP Agreement, each of the Aircraft, and all present or future additions, attachments, or accessories thereto and replacements thereof, all engines and avionics, all tools, manuals, service records, software, and similar information and materials related to each G280, all payments, amounts, refunds, rebates, and all other amounts of any kind whatsoever relating to any or all of the Purchase Agreements and/or any or all of the aircraft, and the products, proceeds, rents, and profits therefrom or thereof. The PDP Agreement provides for a Twelve and Half Percent (12.5%) interest rate on all PDP Agreement promissory notes (“PDP Notes”) issued by the lender for payments made under the PDP Agreement, for an aggregate principal balance of up to $40.5 million.

The ability to timely pay our existing or future contractual obligations, including required payments under the PDP Notes and the Notes, will depend on the results of our operations, cash flow, liquidity, and ability to secure additional financing, which will in turn depend on, among other things, the success of our current business strategy, U.S. and global economic and political conditions, the availability and cost of financing, and other factors that may be beyond our control. If our liquidity is materially diminished, our cash flow available to fund our working capital requirements, debt service obligations, capital expenditures, and strategic initiatives may be materially and adversely affected, or we may not be able to realize the benefits of, or otherwise maintain, certain relationships with our business partners. We cannot be assured that our operations will generate sufficient cash flow to make any required payments, or that we will be able to obtain financing to make expenditures in pursuit of our strategic initiatives. The amount of our contractual obligations and timing of required payments could have a material adverse effect on our business, results of operations, and financial condition.

Agreements governing our debt obligations include financial and other covenants that provide limitations on our business and operations under certain circumstances, and failure to comply with any of the covenants in such agreements could adversely impact us.

Our financing agreements, including those in connection with the PDP Notes, the Notes, and other financing agreements that we may enter into from time to time, contain certain affirmative, negative, and financial covenants, and other customary events of default. Certain covenants in our financing agreements are subject to important exceptions, qualifications, and cure rights, including, under limited circumstances, the requirement to provide additional collateral or prepay or redeem certain obligations. In addition, certain of our financing agreements are or may be cross-collateralized, such that an event of default or acceleration of indebtedness under one agreement could result in an event of default under other financing agreements. If we fail to comply with such covenants, if any other events of default occur for which no waiver or amendment is obtained, or if we are unable to timely refinance the debt obligations subject to such covenants or take other mitigating actions, the holders of our indebtedness could, among other things, declare outstanding amounts immediately due and payable and, subject to the terms of relevant financing agreements, repossess or foreclose on collateral, including certain of our aircraft or other assets used in our business. The acceleration of significant indebtedness or actions to repossess or foreclose on collateral may cause us to renegotiate, repay, or refinance the affected obligations, and there is no assurance that such efforts would be successful or on terms we deem attractive. In addition, any acceleration or actions to repossess or foreclose on collateral under our financing agreements could result in a downgrade of any credit ratings then applicable to us, which could result in additional events of default or limit our ability to obtain additional financing.

Stockholders may experience dilution of their ownership interest due to the issuance of additional shares of Common Stock upon the conversion of the Notes, especially since the Notes have fluctuating conversion rates that are set at a discount to market prices of our shares of Common Stock during the period immediately following conversion.

On December 4, 2024, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”). Under the Securities Purchase Agreement, the Company has agreed to issue 10% original issue discount senior unsecured convertible promissory notes (“Notes”) in an aggregate original principal amount of up to $36,000,000, which will be convertible into shares of the Company’s common stock. The closing of the first tranche was consummated on December 4, 2024, and the Company issued the initial Note for an aggregate original principal amount of $4,500,000. Issuances of additional Note are subject to the terms and conditions of the Securities Purchase Agreement. The shares of Common Stock issuable upon full conversion of the Notes would result in significant dilution to existing stockholders.

The following table sets forth, for illustrative purposes only, the aggregate amount of our common stock issuable upon conversion of the notes that may be issued under the Securities Purchase Agreement at varying purchase prices and the percentage of outstanding common stock after giving effect to the applicable 4.99% or 9.99% Beneficial Ownership Limitation.

Assumed Average Price Per Share (1)	Number of Common Shares to be Issued, After Giving Effect to the 4.99% Beneficial Ownership Limitation	Percentage of Outstanding Common Stock After Giving Effect to the Issuance to the Investor, Subject to the 4.99% Beneficial Ownership Limitation (2)	Number of Common Shares to be Issued, After Giving Effect to the 9.99% Beneficial Ownership Limitation	Percentage of Outstanding Common Stock After Giving Effect to the Issuance to the Investor, Subject to the 9.99% Beneficial Ownership Limitation (3)
$1.83(4)	99,836	4.99%	210,975	9.99%
$1.879(5)	99,836	4.99%	210,975	9.99%
$1.91(6)	99,836	4.99%	210,975	9.99%

——————

(1) For the avoidance of any doubt, this price reflects the purchase price after calculation (i.e. after discounts to the market price of our shares) in accordance with the terms of the initial tranche Note and the Securities Purchase Agreement.

(2) The denominator is based on 1,900,893 shares of our common stock outstanding as of March 21, 2025, adjusted to include the issuance of the number of shares of common stock set forth in the second column which we would have issued to the investor based on the applicable assumed purchase price per share and assuming that (i) all Notes remain outstanding until their respective maturity dates and (ii) the Payment Premium (as defined in the Notes) and interest on the Notes are paid in shares of common stock subject to the limitation on issuance pursuant to the 4.99% Beneficial Ownership Limitation.

(3) The denominator is based on 1,900,893 shares of our common stock outstanding as of March 21, 2025, adjusted to include the issuance of the number of shares of common stock set forth in the second column which we would have issued to the Investor based on the applicable assumed purchase price per share and assuming that (i) all Notes remain outstanding until their respective maturity dates and (ii) the Payment Premium (as defined in the Notes) and interest on the Notes are paid in shares of common stock, subject to the limitation on issuance pursuant to the 9.99% Beneficial Ownership Limitation.

(4) Represents the initial Floor Price of the Note issued in the initial tranche, as adjusted pursuant to the 1-for-25 reverse stock split effected by the Company on February 24, 2025.

(5) Represents the midpoint between the initial Floor Price and current Conversion Price of the Note issued in the Initial Tranche, as adjusted pursuant to the 1-for-25 reverse stock split effected by the Company on February 24, 2025.

(6) Represents the current Conversion Price of the Note issued in the Initial Tranche, as adjusted pursuant to the 1-for-25 reverse stock split effected by the Company on February 24, 2025.

In addition, in order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock at prices that may not be the same as the price per share as prior issuances of Common Stock. This includes, without limitation, consummating additional transactions involving the Notes. We may not be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share previously paid by investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our Common Stock or securities convertible into Common Stock in future transactions may be higher or lower than the prices per share. We cannot predict the effect, if any, that market sales of those shares of Common Stock or the availability of those shares for sale will have on the market price of our Common Stock.

Risks Related to Ownership of Our Securities and Being a Public Company

If we are unable to comply with the continued listing requirements of the NYSE American, including satisfying the obligations set forth in the Deficiency Letter with respect to our stockholders’ equity being below the NYSE American’s minimum level, then our Common Stock will be delisted from the NYSE American.

Our Common Stock is currently listed on the NYSE American under the symbol “SOAR”. If we are unable to comply with the continued listing requirements of the NYSE American, our Common Stock will be delisted from the NYSE American, which will limit investors’ ability to effect transactions in our Common Stock and subject us to additional trading restrictions. For example, in order to maintain our listing, we must maintain a minimum amount of stockholders’ equity. In addition to this objective standard, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American, including if our common stock sells at a low price per share for a substantial period of time.

In June 2024, the Company was notified by the NYSE American that the Company is not in compliance with NYSE American’s Minimum Stockholders’ Equity Requirements. The Company submitted its Compliance Plan on July 18, 2024, to the NYSE American outlining certain actions the Company has taken and will take to regain compliance with the Minimum Stockholders’ Equity Requirements by December 18, 2025. On September 5, 2024, NYSE American accepted the Compliance Plan and required quarterly updates from the Company on the progress that the Company has made regarding the Compliance Plan. NYSE American also granted the Company through December 18, 2025, to regain compliance with the Minimum Stockholders’ Equity Requirements. Until such date, the Company will be subject to quarterly review by NYSE American to determine if the Company is making progress consistent with the Compliance Plan. If the Company does not regain compliance with the Minimum Stockholders’ Equity Requirements by December 18, 2025, or if the Company does not make sufficient progress consistent with its Compliance Plan, then the NYSE American may initiate delisting proceedings to delist the Company’s Common Stock from the NYSE American.

Although the Company believes it will be able to achieve compliance with the Minimum Stockholders’ Equity Requirements and other NYSE American listing requirements, there can be no assurance that the Company will be able to regain compliance with all applicable requirements or maintain compliance with any other listing requirements within the time frame required by NYSE American or at all. NYSE American’s determination that we fail to meet the continued listing standards of NYSE American may result in our securities being delisted from NYSE American.

If our Common Stock is delisted from the NYSE American, then we could face significant and material adverse consequences as a result and our investors will experience limitations upon their ability to effect transactions in our Common Stock.

If the NYSE American delists our Common Stock from trading on its exchange, including if such delisting were to occur immediately without being able to submit a compliance plan or appeal such delisting, and we are not able to list our securities on another national securities exchange (though we expect the common stock would qualify to be quoted on an over-the-counter market), we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•substantial impairment on our ability to raise additional funds;
•loss of institutional investor interest and a decreased ability to issue additional securities or obtain additional financing in the future;
•a determination that our Common Stock is a “penny stock,” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•potential breaches of representations or covenants of our agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements, which, regardless of merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Common Stock is listed on the NYSE American, our Common Stock qualifies as a covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on the NYSE American, our Common Stock would not be a covered security, and we would be subject to regulation in each state in which we offer our Common Stock and other Company securities.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of the Common Stock.

We are required to maintain effective disclosure controls and procedures and internal control over financial reporting. As a newly public company, we continue to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in filings with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive and financial officers.

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

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of the Common Stock. In addition, we could be subject to sanctions or investigations by the NYSE American, the SEC and other regulatory authorities.

Sales of Common Stock, or the perception of such sales, by us in the public market or otherwise, could cause the market price for our Common Stock to decline.

The sale of Common Stock in the public market or otherwise, or the perception that such sales could occur, could harm the prevailing market price of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Resales of Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.

In the future, we may also issue securities in connection with investments or acquisitions. The amount of shares of Common Stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of Common Stock. Ultimately, any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to stockholders.

Anti-takeover provisions contained in the Company’s Certificate of Incorporation and applicable laws could impair a takeover attempt.

The Company’s Certificate of Incorporation affords certain rights and powers to the Company’s board of directors (the “Board”) that could contribute to the delay or prevention of an acquisition that it deems undesirable, such as establishing a classified Board so that not all members of our Board are elected at one time. Delaware law also permits the Company to take certain actions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our Board, such as:

•authorizing the issuance of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares and thwart a takeover attempt;
•requiring cause to remove directors;
•requiring all stockholder actions to be taken at a meeting of our stockholders;

•establishing advance notice and duration of ownership requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•prohibiting the use of cumulative voting for the election of directors; and
•limiting the ability of stockholders to call special meetings or amend our bylaws.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management to the extent permitted, whether by our Certificate of Incorporation or merely as a function of Delaware law. Any provision of our Certificate of Incorporation, Delaware law, or otherwise that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

The Delaware General Corporation Law (the “DGCL”) empowers us to indemnify our directors and officers against expenses relating to certain actions, suits or proceedings as provided for therein. In order for such indemnification to be available, the applicable director or officer must not have acted in a manner that constituted a breach of his or her fiduciary duties and involved intentional misconduct, fraud or a knowing violation of law, or must have acted in good faith and reasonably believed that his or her conduct was in, or not opposed to, our best interests. In the event of a criminal action, the applicable director or officer must not have had reasonable cause to believe his or her conduct was unlawful.

We may indemnify each of our present and future directors, officers, employees or agents who becomes a party or is threatened to be made a party to any suit or proceeding, whether pending, completed or merely threatened, and whether said suit or proceeding is civil, criminal, administrative, investigative, or otherwise, except an action by or in the right of the Company, by reason of the fact that he is or was a director, officer, employee, or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses, including, but not limited to, attorneys’ fees, judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit, proceeding or settlement, provided such person acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

The expenses of directors, officers, employees or agents of the Company incurred in defending a civil or criminal action, suit, or proceeding may be paid by the Company as they are incurred and in advance of the final disposition of the action, suit, or proceeding, if and only if the director, officer, employee or agent undertakes to repay said expenses to the Company if it is ultimately determined by a court of competent jurisdiction, after exhaustion of all appeals therefrom, that he is not entitled to be indemnified by the corporation.

No indemnification shall be applied, and any advancement of expenses to or on behalf of any director, officer, employee or agent must be returned to us, if a final adjudication establishes that the person’s acts or omissions involved a breach of any fiduciary duties, where applicable, intentional misconduct, fraud or a knowing violation of the law which was material to the cause of action.

The DGCL further provides that a corporation may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the corporation has the authority to indemnify him against such liability and expenses. We have secured a directors’ and officers’ liability insurance policy. We expect that we will continue to maintain such a policy.

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

Our management team has limited experience managing a public company.

Although during the period prior to the Business Combination we expended a significant amount of time, money, and effort on preparing to be a public company, our management team has limited experience managing a publicly traded company, interacting with public company investors and research analysts, and complying with the increasingly complex laws and requirements pertaining to public companies, including those related to timely public disclosures, financial reporting, internal controls, and enterprise risk management. As a result, our management team may not efficiently manage our responsibilities as a public company. As a public company, we are subject to significant regulatory oversight, reporting obligations under U.S. securities laws, and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could result in less time being devoted to management and the achievement of our growth strategy and operational goals.

Failure to adequately comply with the requirements of being a public company, including deficiencies in financial reporting or ineffective disclosure controls and procedures and internal control over financial reporting, could cause investors to lose confidence in our reported financial and other information and materially adversely affect our business, financial condition, and results of operation, as well as severely negatively affect the price of the Common Stock.

The requirements of being a public company may strain our resources, divert our management’s attention, and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and any rules promulgated thereunder, as well as the rules of the NYSE American. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. These laws, regulations, and standards are subject to varying interpretations and may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required and, as a result, our management’s attention may be diverted from other business concerns.

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

Because we became a publicly traded company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties.

Because we became a publicly traded company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there was no independent third-party underwriter selling the shares of our common stock, and, accordingly, our stockholders did not have the benefit of an independent review and investigation of the type normally performed by an unaffiliated, independent underwriter in a public security offering. Due diligence reviews typically include an independent investigation of the background of the company, any advisors, and their respective affiliates, review of the offering documents and independent analysis of the plan of business and any underlying financial assumptions. Although PACI performed a due diligence review and investigation of Volato in connection with the Business Combination, the lack of an independent due diligence review and investigation increases the risk of investment in us because PACI’s due diligence review and investigation may not have uncovered facts that would be important to a potential investor that may have been uncovered by a third-party investigation.

If we became a public company through an underwritten public offering, the underwriters would be subject to liability under Section 11 of the Securities Act for material misstatements and omissions in the initial public offering registration statement. In general, an underwriter is able to avoid liability under Section 11 if it can prove that it “had, after reasonable investigation, reasonable grounds to believe and did believe, at the time the registration statement became effective, that the statements therein (other than the audited financial statements) were true and that there was no omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading.”

The amount of due diligence conducted by PACI and its advisors in connection with the Business Combination may not be as high as would have been undertaken by an underwriter in connection with an initial public offering of Volato. Accordingly, it is possible that defects in our business operations or problems with our management that would have been discovered if we had conducted an underwritten public offering will not be discovered in connection with the Business Combination, which could adversely affect the market price of our common stock.

In addition, because we did not become a publicly traded company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or be less likely to provide, coverage of us. Investment banks may also be less likely to agree to underwrite secondary offerings on behalf of us than they might otherwise be if we had become a publicly traded company by means of a traditional underwritten initial public offering because they may be less familiar with us as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for our common stock could have an adverse effect on our ability to develop a liquid market for our common stock. The lack of a liquid market for our common stock will adversely affect the stock price.

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

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following December 3, 2026, the fifth anniversary of our initial public offering, which closed on December 3, 2021, (ii) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of shares of our Common Stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Common Stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our share price may be more volatile.

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

Risk Management and Strategy

There are no management positions directly responsible for overseeing our cybersecurity risk. The Chief Operating Officer (“COO”) who functions as our head of IT and certain members of management assist with our cybersecurity efforts and risk assessments. The COO has over 10 years of prior experience in information technology and security.

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
ITEM 2. PROPERTIES
We are a remote-first company, founded during the COVID-19 crisis. All of our facilities are located on land that is leased from third parties. We believe that these facilities meet our current and future anticipated needs.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

The Common Stock is listed on NYSE American under the symbol “SOAR” and our Public Warrants are quoted on the over the counter pink market under the symbol “SOARW”. On March 10, 2025, the closing price of the Common Stock and our Public Warrants was $1.66 per share and $0.034 per warrant, respectively. The bid quotations reported on the pink market reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Our Public Warrants were listed on the NYSE American until September 10, 2024, and thereafter have been quoted on the over the counter pink market. The following sets forth the high and low bid prices for our Public Warrants during the third and fourth quarters of 2024:

a.Quarter Ended September 30, 2024: High: $0.0379 | Low: $0.0006
b.Quarter Ended December 31, 2024: High: $0.0399 | Low: $0.0007

Holders

As of March 10, 2025, there were approximately 483 holders of record of Common Stock. Such number does not include beneficial owners holding shares of the Common Stock through nominees.
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

Recent Sales of Unregistered Securities
None.

Securities Authorized for Issuance Under Equity Compensation Plans

The 2023 Stock Incentive Plan (the “2023 Plan”) was approved at the November 28, 2023 special meeting of PACI stockholders held, in part, to ask such stockholders to vote on a proposal to approve the Business Combination (the “PACI Special Meeting”). In accordance with the 2023 Plan, we have reserved 224,347 shares of Common Stock (as adjusted for the 1-for-25 reverse stock split effected in February 2025) for issuance pursuant to future awards under the 2023 Plan. See “Executive Compensation.”

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” starting on page 12 and elsewhere in this Annual Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Volato Group, Inc.
Overview of Our Business
Our revenue is generated through airplane sales and software-as-a-service subscriptions. Our aircraft ownership program was an asset-lite model whereby we sell each fleet aircraft to a limited liability company (LLC) and sell LLC membership interests to third-party owners. The LLC then leased the aircraft back to us for management and charter operation on behalf of the LLC under 14 C.F.R. Part 135. In turn, program participants (JetShare owners) invested in those special purpose entities to fund the aircraft purchase. We operated the aircraft on behalf of the special purpose entity and entered into charter agreements with the individual JetShare owners to provide preferential access and charter pricing for our HondaJet fleet.
In September 2024, we entered into an agreement with flyExclusive, a leading provider of private jet charter services, to transition our aircraft ownership program fleet operations to flyExclusive. This move is expected to bring substantial cost savings and provide Volato with the opportunity to focus on what it believes to be its high-growth areas, including aircraft sales and products and services utilizing our proprietary software. Volato expects benefit from the margins on aircraft sales without the burden of operational costs, while also generating revenue from its proprietary software, including the Vaunt platform, Volato’s successful empty leg consumer app. In the fourth quarter of 2024, we transferred the aircraft lease agreements to flyExclusive and have no further obligations under the aircraft lease agreements or control over such flight operations. Items related to our aircraft ownership program fleet operations are now included in discontinued operations.
Financial highlights for the year ended December 31, 2024 include:
•We generated total revenue of $46.3 million an increase of $10.7 million, or 30%, compared to the year ended December 31, 2023, primarily related to an increase in aircraft sales of $16.7 million as we took delivery of our first Gulfstream G280;
•Net loss from continuing operations was $21.9 million compared to $20.6 million in 2023. The decrease in net loss from continuing operations was the result of higher plane sale revenue mentioned above, and;
•We incurred a net loss of $40.6 million for the year ended December 31, 2024, representing a $12.2 million decrease in loss over the prior year.
Key Factors Affecting Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Airplane Sales
Historically, we have taken delivery of HondaJet aircraft, manufactured by Honda Aircraft Company (“Honda”) and Gulfstream G280 aircraft manufacture by Gulfstream Aerospace Corporation (“Gulfstream”) and sold these airplanes to third parties. Airplane manufacturing is subject to interruptions or supply chain disruption. The purchase agreement with Honda was terminated on September 10, 2024. Our revenue is subject to timing of delivery and sale of airplanes.

Costs and Expense Management
In 2022 and 2023, we invested in the core business systems, processes and people required to safely operate a growing, publicly traded private aviation company. In September 2024, we entered into an agreement with flyExclusive to transition our fleet operations to flyExclusive. This move has resulted in substantial cost savings and provides us with the opportunity to focus on what we believe to be our high-growth areas, including aircraft sales and proprietary software. We will continue to take delivery of and sell new aircraft. We expect to benefit from the margins on aircraft sales without the burden of operational costs, while also generating revenue from its proprietary software, including the Vaunt platform, our successful empty leg consumer app.
Economic Conditions
The private aviation industry is volatile and affected by economic cycles and trends. Our financial performance is susceptible to economically driven changes in demand particularly for our discretionary charter and deposit products. Our cost structure and private aviation demand levels had been greatly impacted by the price of jet fuel, pilot salaries and availability, changes in government regulations, consumer confidence, safety concerns, and other factors.
Results of Operations
Comparison of year ended December 31, 2024 and 2023
The following table sets forth our results of operations for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	For the Years Ended December 31,		Change In
	2024	2023	$	%
Revenue	$46,288	$35,573	$10,715	30%

Costs and expenses:
Cost of revenue	38,792	30,779	8,013	26%
Selling, general and administrative	16,861	9,235	7,626	83%
Total costs and expenses	55,653	40,014	15,639	39%

Operating Loss	(9,365)	(4,440)	(4,925)	111%

Other income (expenses):
Gain from sale of consolidated entity	—	387	(387)	(100)%
Other income	212	180	32	18%
Loss from change in fair value forward purchase agreement	(2,983)	(13,403)	10,420	(78)%
Loss on extinguishment of debt	(2,804)	—	(2,804)	100%
Interest expense, net	(7,493)	(3,358)	(4,135)	123%
Other income (expenses)	(13,068)	(16,194)	3,126	(19)%

Loss before provision for income taxes and discontinued operations	(22,433)	(20,634)	(1,799)	9%
Provision for incomes taxes (benefit)	(507)	2	(509)	(25449)%
Net loss from continuing operations	(21,926)	(20,636)	(1,290)	6%
Net loss from discontinued operations	(18,719)	(32,186)	13,467	(42)%
Net loss	$(40,645)	$(52,822)	$12,177	(23)%

Revenue
Revenue consists of the following (in thousands, except percentages):

	Year Ended December 31,		Change In
	2024	2023	$	%
Aircraft sales	$38,150	$21,443	$16,707	78%
Managed Aircraft	7,224	14,107	(6,883)	(49)%
Subscription	914	23	891	3874%
Total	$46,288	$35,573	$10,715	30%

Revenue increased by $10.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in revenue was primarily the result of an increase in aircraft sales of $16.7 million during the year ended December 31, 2024 compared to the prior year. The increase in revenue from aircraft sales was the result of the delivery and sale of our first Gulfstream G280 in 2024. We have orders for three additional Gulfstream G280s and expect delivery in 2025. Our subscription based revenues are attributable to our Vaunt platform which began to generate revenue during the 2024 fiscal year. The increase in aircraft sales and our subscription revenues year over year was partially offset by the approximately 49% decrease in our revenues from our managed aircraft operations.
Cost of Revenue
Cost of revenue comprises expenses tied to the associated revenue streams: aircraft sales, managed aircraft and subscription based revenue. Aircraft sales cost of revenue is our purchase price of the aircraft. Managed aircraft cost of revenue includes all costs incurred in our managed aircraft including the cost of flight crews, fuel, maintenance, and landing and other airport fees. Subscription costs includes costs we incur related to our proprietary software, the Vaunt platform.
Costs of revenue consists of the following (in thousands, except percentages):

	Year Ended December 31,		Change In
	2024	2023	$	%
Aircraft sales	$32,037	$17,765	$14,272	80%
Managed aircraft	6,610	12,900	(6,290)	(49)%
Subscription	145	114	31	27%
Total	$38,792	$30,779	$8,013	26%

Cost of revenue increased by $8.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in cost of revenue was a result of an increase in aircraft sales as we took delivery of our first Gulfstream G280 aircraft in the year ended December 31, 2024. However, offsetting our increased costs attributable to our aircraft sales was the decrease in costs attributable to our managed aircraft which decreased approximately 49% year over year.
Selling, general and administrative
Selling, general and administrative expenses increased by $7.6 million for the year ended December 31, 2024 to $16.9 million, compared to the year ended December 31, 2023. The increase in selling, general and administrative is primarily related to higher professional fees and other costs associated with the being a public company. Approximately $2.3 million of our general and administrative costs are attributable to costs to support and administer our public reporting and compliance obligations, such as legal fees, audit fees, fees owed to maintain our NYSE American listing, printing and SEC filing fees, and higher advertising and marketing fees of $1.3 million for our Vaunt platform. As a result of the transition of our flight operations to flyExclusive, we substantially reduced our projected costs and expect selling, general and administration costs to be approximately $1.9 million per quarter in 2025.
Gain from sale of consolidated entity
Gain on sale of consolidated entity consists of the gain on the sale of Fly Dreams LLC during 2023.

Loss on change in value of forward purchase agreement

As part of the Business Combination, we entered into an agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”). We recorded a fair value adjustment on the Forward Purchase Agreement resulting in a $13.4 million loss on the change in fair value as of December 31, 2023. In July 2024, the Forward Purchase Agreement was terminated. As of December 31, 2024, we recorded a fair value adjustment on the Forward Purchase Agreement resulting a non-cash loss of $3.0 million for the year ended December 31, 2024.
Loss on extinguishment of debt

The loss on extinguishment of debt upon relates to the settlement of certain liabilities by the issuance of shares of common stock at a discount.

Interest Expense
Interest expense primarily consists of interest related to our aircraft purchase and sale agreement with TVPX Aircraft Solutions, Inc., the business loan and security agreement with TVT Capital Source LLC, credit facilities and convertible notes and amortization of debt issuance costs. Interest expense increased $4.1 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily as a result of the aircraft purchase agreement and the business loan and security agreement.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of stock, borrowings under our credit facilities, and capital raises from convertible debt and preferred stock. We additionally managed liquidity through the aircraft sales which provides up front deposits from our customers and aircraft usage. As of December 31, 2024, we had $2.2 million of cash and cash equivalents and $1.8 million in restricted cash which will become available in Q1 2025. During the year ended December 31, 2024, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”). Under the Securities Purchase Agreement, the Company has agreed to issue 10% original issue discount senior unsecured convertible promissory notes (“Notes”) in an aggregate original principal amount of up to $36.0 million, which will be convertible into shares of the Company’s Class A common stock. The closing of the first tranche was consummated on December 4, 2024, and the Company issued the initial Note for an aggregate original principal amount of $4.5 million (the “Initial Tranche”). The second Note is expected to be an aggregate original principal amount of $1.5 million, and will be issued after the satisfaction of certain conditions precedent, including the Company having an effective registration statement for the resale of the shares of common stock issuable pursuant to the Notes. Any additional Notes will be aggregate principal amounts agreed to by the parties; provided, that no additional Note will be in an amount in excess of $4.0 million, unless otherwise mutually agreed to by the Company and the investor. Further, no additional Notes will be issued at any time when the aggregate principal balance outstanding on all previously issued Notes is greater than $2.0 million. It is also a condition to closing of any additional Notes that during the twenty (20) trading days immediately preceding the most recent additional closing, a minimum of $500 thousand in shares of common stock has been traded and the daily VWAP (as defined in the Notes) of the common stock is greater than the Conversion Price (as defined in the Notes). Each Note will mature twelve (12) months after the issuance date.

During 2023, the pre-business combination Company closed a series of preferred stock subscriptions, raising a total of $24.2 million and converted $38.4 million of convertible promissory notes into shares of the Company’s preferred stock.

Our primary needs for liquidity are to fund working capital, acquisitions, debt service requirements, and for general corporate purposes.

We believe factors that could affect our liquidity include the ability of Gulfstream to meet our delivery schedule and our ability to sell those aircraft, our ability to raise additional funds on favorable terms, the timing and extent of spending on software development and other growth initiatives, our ability to manage our expense, and overall economic conditions. To the extent that our current liquidity is insufficient to fund future activities, we will need to raise additional funds. We may attempt to raise additional capital through the sale of equity securities, through debt financing arrangements, or both. Raising additional funds by issuing equity securities will dilute the ownership of existing shareholders. The occurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In the event that additional funds are required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
We have incurred negative cash flows from operating activities and significant losses from operations historically. We believe our cash on hand, together with our results of operations including our planned sale of aircraft during the year ending December 31, 2025, and any additional capital raise will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least 12 months from the date of this report.
Cash Flows
The following table summarizes our cash flows for the twelve months ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	(16,919)	(30,393)
Net cash (used in) provided by investing activities	(115)	1,776
Net cash provided by financing activities	4,311	37,461
Net (Decrease) Increase In cash and restricted cash	$(12,723)	$8,844
Cash Flow from Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 was $16.9 million. The cash outflow from operating activities consisted of our net loss of $40.6 million, non-cash items of $6.8 million, and a change in net operating assets and liabilities of $16.9 million. The increase in net operating assets and liabilities was primarily as a result of an increase in customer deposits and deferred revenue of $8.7 million, a decrease in aircraft deposits of $4.3 million and an increase in accounts payable and accrued liabilities of $2.6 million. The change in net assets and liabilities for discontinued operations for the twelve months ended December 31, 2024 was $52 thousand.
Net cash used in operating activities for the year ended December 31, 2023 was $30.4 million. The cash outflow from operating activities consisted of our net loss of $52.8 million and non-cash items of $13.6 million. The change in net assets and liabilities for discontinued operations for the twelve months ended December 31, 2023 was $9.1 million.

Cash Flow from Investing Activities
Net cash used by investing activities for the year ended December 31, 2024 was $115 thousand. The cash flow from investing activities consisted primarily of the purchase of property and equipment.
Net cash provided by investing activities for the year ended December 31, 2023 was $1.8 million. The cash flow from investing activities of discontinued operations of $2.4 million, offset by $0.6 million for capital expenditures.
Cash Flow from Financing Activities
Net cash from financing activities for the year ended December 31, 2024 was $4.3 million. Cash flow from financing activities consisted of proceeds of $7.9 million from the issuance of the term loan and convertible notes. This was offset by the payments on debt of $3.7 million.

Net cash provided by financing activities for December 31, 2023 was $37.5 million. Cash flow from financing activities consisted proceeds of $24.2 million from the sale of preferred stock, $16.7 million from the Business Combination, net of closing costs, $12.7 million from the issuance of convertible notes, $2.5 million in proceeds from the forward purchase agreement and $1 million from our line of credit. This was offset by the payment for a forward purchase agreement of $18.9 and $0.8 million for the repayment of a loan.
Sources of Liquidity

To date, we have financed our operations primarily through the business combination, sale of preferred stock, borrowings of long-term and short-term debt, loans and convertible notes. As of December 31, 2024, we had a working capital deficit of approximately $18.9 million. As of December 31, 2024, our primary sources of liquidity were cash totaling approximately $2.2 million. Based on our recent trends, we expect to fund our operations in 2025 from our cash on hand, cash from operations, one or more sales of Notes (as defined below) and potentially additional sales of equity or debt securities. The Company believes it has the ability to generate and obtain enough cash to meets its obligations for the next 12 months.
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft. The first Gulfstream G280 was delivered in the third quarter of 2024. As of December 31, 2024, total consideration due on the remaining three Gulfstream G280s was $62.6 million with expected deliveries in 2025. Deposits on the Gulfstream G280s of $36.0 million were funded and paid through December 31, 2024, through a credit facility from SAC leasing G 280 for $28.5 million and $7.5 million through cash deposits.
The maturity date is the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC G280 LLC as collateral on this credit facility. In the third quarter of 2024, $9 million was repaid to SAC G280 LLC as a result of the delivery of the first Gulfstream G280. In the first quarter of 2025, an addition $18 million was repaid to SAC G280 LLC as a result of the delivery of the second Gulfstream G280 and the return of $9 million in deposits related to the fourth Gulfstream G280. After the delivery of the second Gulfstream G280 and the deposit return related to the fourth Gulfstream G280, the outstanding balance of the credit facility from SAC Leasing was $9 million.

In July 2024, the Company entered into a business loan and security agreement (the “Loan”) with TVT Capital Sources LLC (the “Lender”), which provides for a term loan in the amount of $4.0 million. Net proceeds of $3.8 million were received by the Company and used to fund operations. The Loan bears interest at an annual percentage rate of 165% and matures on January 28, 2025, with principal and interest payments made weekly. The Loan provides for events of default customary for term loans. As of December 31, 2024 the Company was in compliance with all covenants. The Loan is collateralized by all assets of the Company with the exception of the purchase agreements of G280 aircraft or any collateral pledged to SAC Leasing G280. In the first quarter of 2025, the term loan was repaid in full.

On November 4, 2024, the Company entered into a Settlement Agreement and Stipulation (the "Settlement Agreement”) with Sunpeak Holdings Corporation ("SHC”), which became effective on November 6, 2024, to settle outstanding claims owed to SHC. Pursuant to the Settlement Agreement, SHC agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling approximately $4.7 million (the "Claims”) and exchange such Claims for a settlement amount payable in shares of common stock of the Company (the "Settlement Shares”). The Settlement Shares were priced at the closing price of the Company’s common stock on November 4, 2024, subject to adjustment pursuant to the terms of the Settlement Agreement. The Company also issued to SHC, 100,000 freely trading shares pursuant to Section 3(a)(10) of the Securities Act in accordance herewith as a Settlement Fee (the "Settlement Fee Shares”).

In December 2024, the Company entered into the Securities Purchase Agreement, described above, and closed on the Initial Tranche. Interest under the Note issued as the Initial Tranche is payable quarterly at the Company’s option shall either be (i) paid in cash; (ii) paid-in-kind in shares of common stock; or (iii) compound and become additional principal outstanding. The Company recorded $14 thousand of accrued interest expense in the twelve months ended December 31, 2024. As described above, subject to the satisfaction of certain conditions, the Company may issue additional Notes during 2025.

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

During the year ended December 31, 2023, the Company issued Series A-1 Preferred Stock and raised $24.2 million in cash from the issuance of Series A-1 Preferred Stock and converted $38.4 million of convertible promissory notes. During 2023, PROOF Acquisition Sponsor I, LLC purchased 1,308,398 shares of Series A-1 Preferred Stock (equal to 1,328,132 shares of Common Stock) and the PROOF.vc SPV purchased 1,102,689 shares of Series A-1 Preferred Stock (equal to 1,119,321 shares of Common Stock, respectively), at a purchase price of $10 per share.

For further information on the credit facilities and promissory notes, see Note 12 “Revolving Loan and Promissory Note – Related Party”, Note 13“Unsecured Convertible Notes”, and Note 14 “Credit Facility and Other Loans” of the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
Contractual Obligations and Commitments
Our principal commitments consist of contractual cash obligations under our credit facilities, operating leases and the Notes. We have committed to acquire three (3) additional Gulfstream G-280 aircraft for total consideration of $62.6 million with expected deliveries in 2025, of which $36 million was funded and paid through December 31, 2024.

Our obligations under our credit facilities and the Notes are described in “—Sources of Liquidity” above. For further information on leases see Note 18 “Commitments and Contingencies” of the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
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

Vellar delivered an OET Notice on December 29, 2023, reducing the Number of Shares by 233,646. The Company received a payment of $2.5 million on December 29, 2023 in connection with its delivery of the OET Notice.

In July 2024, Vellar notified the Company of the termination of the Forward Purchase Agreement, following a delivery of a notice establishing the Valuation Date (as defined in the Forward Purchase Agreement); upon termination, Vellar was not obligated to pay the Company a cash amount.
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

The Company generates revenue primarily through: (i) the sale of aircraft, (ii) aircraft management services and (iii) our Vaunt software-as-a-subscription platform. Revenue is recognized when control of the promised service is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies, as a performance obligation, each promise to transfer a good or service to a customer that is distinct. To identify its performance obligations, the Company considers all of the goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

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
If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. We test for goodwill impairment annually during the fourth quarter.
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
The Company utilizes the Black Scholes valuation model to value the issuance of stock-based compensation. See Note 17, “Shareholders’ Equity (Deficit)” of the accompanying Notes to Consolidated Financial Statements.
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

We may remain an emerging growth company until the last day of the fiscal year ending after the fifth anniversary of our IPO, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Volato Group, Inc. and Subsidiaries (the Company) as of December 31, 2024, and 2023 and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations, and has limited positive working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Rose, Snyder & Jacobs LLP
Encino, California
March 31, 2025

VOLATO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$2,161	$14,486
Restricted cash	1,839	—
Accounts receivable, net	2	442
Deposits	36,000	25,125
Prepaid expenses and other current assets	1,070	1,873
Current assets - discontinued operations	2,242	4,572
Total current assets	43,314	46,498

Property and equipment, net	683	846
Operating lease, right-of-use assets	167	—
Deposits	300	15,250
Forward purchase agreement	—	2,982
Restricted cash	—	2,237
Intangibles, net	1,200	1,391
Goodwill	635	635
Non-current assets - discontinued operations	—	1,873
Total assets	$46,299	$71,712

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,710	$4,255
Loan from related party	—	1,000
Convertible notes, net	4,050	—
Operating lease liability	39	—
Merger transaction costs payable in shares	—	4,250
Credit facility and other loans	28,855	20,107
Customer deposits and deferred revenue	11,538	2,831
Current liabilities - discontinued operations	12,008	15,194
Total current liabilities	62,200	47,637

Deferred income tax liability	305	305
Operating lease liability, non-current	128	—
Credit facility, non-current	—	8,054
Non-current liabilities - discontinued operations	—	965
Total liabilities	$62,633	$56,961
COMMITMENTS AND CONTINGENCIES (Note 18)

Shareholders’ equity (deficit):
Common Stock Class A, $0.0001 par value; 200,000,000 authorized; 1,843,852 and 1,121,738 shares issued and outstanding as of December 31, 2024 and 2023, respectively	5	3
Additional paid-in capital	87,968	78,410
Stock subscriptions receivable	—	—
Accumulated deficit	(104,307)	(63,662)
Total shareholders’ equity (deficit)	(16,334)	14,751
Total liabilities and shareholders’ equity (deficit)	46,299	$71,712

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)

	For the Years Ended December 31,
	2024	2023
Revenue	$46,288	$35,573

Costs and expenses:
Cost of revenue	38,792	30,779
Selling, general and administrative	16,861	9,235
Total costs and expenses	55,653	40,014

Operating Loss	(9,365)	(4,440)

Other income (expenses):
Gain from sale of consolidated entity	—	387
Other income	212	180
Loss from change in fair value forward purchase agreement	(2,983)	(13,403)
Loss on extinguishment of debt	(2,804)	—
Interest expense, net	(7,493)	(3,358)
Other income (expenses)	(13,068)	(16,194)

Loss before provision for income taxes and discontinued operations	(22,433)	(20,634)
Provision for incomes taxes (benefit)	(507)	2
Net loss from continuing operations	(21,926)	(20,636)
Net loss from discontinued operations	(18,719)	(32,186)
Net loss	$(40,645)	$(52,822)

Basic and diluted net loss per share
Net loss per share from continuing operations, basic and diluted	$(13.17)	$(33.84)
Net loss per share from discontinued operations, basic and diluted	$(11.25)	$(52.78)
Net loss per share, basic and diluted	$(24.42)	$(86.62)

Weighted average common share outstanding:
Basic and diluted	1,664,502	609,800

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except shares)

	Class A Common Stock		Additional Paid-in Capital	Subscription Receivable	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2022, As adjusted	450,755	1	5,185	(15)	(10,840)	(5,669)
Cash collected from subscription receivable	—	—	—	15	—	15
Stock-based compensation	—	—	82	—	—	82
Issuance of common stock to employees	378	—	94	—	—	94
Reverse capitalization, net of transaction costs	346,039	1	10,461	—	—	10,462
Exercise of stock options	8,294	—	23	—	—	23
Issuance of Preferred series A-1 shares, converted to Class A common stock following business combination	97,898	—	24,204	—	—	24,204
Issuance of Preferred series A-2 and A-3 shares from conversion of notes payable, converted to Class A common stock following business combination	218,375	1	38,361	—	—	38,362
Net loss	—	—	—	—	(52,822)	(52,822)
Balance as of December 31, 2023, As Adjusted	1,121,738	$3	$78,410	$—	$(63,662)	$14,751

	Class A Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2023, as Adjusted	1,121,738	$3	$78,410	$(63,662)	$14,751
Stock-based compensation	—	—	211	—	211
Exercise of stock options	34,052	—	94	—	$94
Issuance of common stock	639,720	2	5,003	—	5,005
Common stock and warrant reclass from in-kind liability to APIC	48,342	—	4,250	—	4,250
Net loss	—	—	—	(40,645)	(40,645)
Balance at December 31, 2024, as Adjusted	1,843,852	$5	$87,968	$(104,307)	$(16,334)

The accompanying notes are an integral part of these audited consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years ended December 31,
	2024	2023
Operating activities:
Net loss from continuing operations	(21,926)	(20,636)
Net loss from discontinued operations	(18,719)	(32,186)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	341	200
Stock compensation expense	211	82
Fair value of common stock issued to employees	—	94
Gain from sale of property and equipment	(2)	—
Loss on extinguishment of debt	2,804	—
Loss on impairment of intangible assets	130	—
Gain from sale of consolidated entity	—	(387)
Amortization right-of-use asset	34	—
Amortization of debt discount	301	183
Change in fair value forward purchase agreement	2,983	13,403
Changes in assets and liabilities:
Accounts receivable	441	296
Prepaid and other current assets	804	(1,589)
Deposits	4,325	(3,104)
Account payable and accrued liabilities	2,629	2,451
Operating lease liability	(34)	—
Customers’ deposits and deferred revenue	8,707	1,733
Change in assets and liabilities of discontinued operations	52	9,067
Net cash used in operating activities	(16,919)	(30,393)
Investing activities:
Cash payment for property and equipment	(145)	(637)
Proceeds from the sale of property and equipment	30	—
Cash from investing activities - discontinued operations	—	2,413
Net cash (used in) provided by investing activities	(115)	1,776
Financing activities:
Proceeds from lines of credit	—	1,000
Repayments of lines of credit	(1,000)	—
Collection on subscription receivable	—	15
Proceeds from issuance of term loan	3,884	—
Proceeds from issuance of convertible notes, net	4,050	12,670
Purchase of forward purchase agreement	—	(18,911)
Proceeds from forward purchase agreement	—	2,525
Repayment on loans	(2,717)	(787)
Proceeds from business combination	—	19,081
Business combination closing costs	—	(2,359)
Proceeds from the sale of preferred stock	—	24,204
Proceeds from exercise of stock options	94	23
Net cash provided by financing activities	4,311	37,461
Net (decrease) increase in cash	(12,723)	8,844
Cash and restricted cash, beginning of year	16,723	7,879
Cash and restricted cash, end of period	$4,000	$16,723
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,640	$2,268
Non-Cash Investing and Financing Activities:
Credit facility for the aircraft deposits	—	24,000
Conversion of line of credit to convertible note with related party	—	6,001
Original debt discount	—	230
Conversion of preferred stock to common stock class A	—	62,565

Merger transaction cost payable in stock	—	4,250
Liabilities assumed in merger transaction unpaid at 12/31/2023	—	1,722
The accompanying notes are an integral part of these audited consolidated financial statements.

VOLATO GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Volato Group, Inc. (“we”, “us”, “the Company”, or “Volato”) is a holding company for several wholly owned subsidiaries, including Volato, Inc., Fly Vaunt, LLC, Gulf Coast Aviation, Inc. and GC Aviation. The Company’s primary operating subsidiary was founded in 2021. That year, the Company entered the private jet charter and fractional ownership market with its Part 135 HondaJet ownership program, taking delivery of its first jet in August 2021 and completing its first Part 135 charter flight in October of 2021. In March 2022, the Company acquired Gulf Coast Aviation, Inc., owner of G C Aviation, Inc., a Texas entity and Part 135 air carrier certificate holder. In March 2022, the Company placed orders for four Gulfstream G280s for delivery in 2024 and 2025. In September 2022, the Company started internal development on its full suite Flight Management Software platform Mission Control, and on October 4, 2023 the Company announced the commercial launch of Vaunt, our proprietary consumer facing empty leg platform.
On December 1, 2023, Volato, Inc. (“Legacy Volato”), a Georgia corporation, PROOF Acquisition Corp I, a Delaware corporation (“PACI”) and PACI Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of PACI (“Merger Sub”), consummated the business combination pursuant to the Business Combination Agreement, dated August 1, 2023 (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, a business combination between PACI and Legacy Volato was effected through the merger of Merger Sub with and into Legacy Volato, with Legacy Volato surviving the merger as a wholly-owned subsidiary of PACI (the “Business Combination,” and together with the other transactions contemplated by the Business Combination Agreement and the other agreements contemplated thereby, the “Transactions”). In connection with the consummation of the Business Combination (the “Closing”), PACI changed its name to “Volato Group, Inc.”

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

In September 2024, the Company entered into an agreement with flyExclusive, Inc., a leading provider of private jet charter services, to transition the management of its aircraft ownership fleet operations to flyExclusive. This move is expected to bring substantial cost savings and provide Volato with the opportunity to focus on its high-growth areas, including aircraft sales and proprietary software. The Company will continue to take delivery of new aircraft while also generating revenue from its proprietary software, including the Vaunt platform, its empty leg consumer app. In the fourth quarter of 2024, we transferred the aircraft lease agreements to flyExclusive and have no further obligations under the aircraft lease agreements or control over flight operations.

On February 12, 2025, the Board unanimously approved a reverse stock split of the Company’s Common Stock, at a ratio of 1-for-25 (the “Reverse Stock Split”). The Reverse Stock Split became effective on February 24, 2025, with no change in par value. All share amounts have been retroactively adjusted to account for the split as if it occurred at inception.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going concern, liquidity, and capital resources
The Company has only recently been formed, has limited operating history, has recorded a net loss of approximately $40.6 million for the year ended December 31, 2024, has a negative working capital of approximately $18.8 million, and has an accumulated deficit of approximately $104.3 million as of December 31, 2024. Net cash used in operating activities for the year ended December 31, 2024, was approximately $16.9 million.
These above matters raise substantial doubt about the Company's ability to continue as a going concern. During the next twelve months, the Company intends to fund its operations through the issuance of financial instruments including debts or equity, extend the use of its line of credit and the sale of aircraft at a premium to cost.
Accordingly, management believes that its current cash position, along with its anticipated margin from aircraft sales and proceeds from future debt and/or equity financings, when combined with prudent expense management, will allow the Company to continue as a going concern and to fund its operations for at lease one year from the date of issuance of these financial statements. There are no assurances, however, that management will be able to raise capital or debt on terms acceptable to the Company. If the Company is unable to obtain sufficient additional capital or debt on terms acceptable to the Company, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition, and operating results. The balance sheet does not include any adjustments that might result from these uncertainties.
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
The Company’s consolidated subsidiaries were as follows:

Name of Consolidated Subsidiaries or Entities	State or Other Jurisdiction of Incorporation or Organization	Attributable Interest
Volato, Inc. (Legacy Volato)	Georgia	100%
Gulf Coast Aviation, Inc.	Texas	100%
G C Aviation, Inc.	Texas	100%
Fly Vaunt, LLC	Georgia	100%
Fly Dreams, LLC (until March 3, 2023)	Georgia	100%

One of the components of the Company’s business model included the sale of aircraft and ownership program. The aircraft ownership program was a model whereby the Company sold each fleet aircraft to a limited liability company, which was previously referred to as “Plane Co”. The Plane Co, which is owned by third-party owners, leased the aircraft back to the Company for management and charter operations on behalf of the LLC under 14 C.F.R. Part 135 certificate.

The Company does not hold any controlling interest in any Plane Co as of December 31, 2024, or 2023. In October 2024, as part of the agreement with flyExclusive, the Company sold its interest in the Plane Co’s to flyExclusive.

Fly Dreams held the Federal Aviation Agency (“FAA”) certificate and conducts air carrier operations through an aircraft charter Management and Dry Lease Agreement with each of the Plane Co’s. On March 3, 2023, Legacy Volato transferred its Fly Dreams LLC operation to its wholly owned subsidiary Gulf Coast Aviation (“GCA”) and sold all of its membership interest in Fly Dreams LLC, including Fly Dreams FAA part 135 Certificate. Legacy Volato now conducts its operations under GCA FAA Part 135 Certificate. The selling price was $550 thousand, which resulted in the recognition of $387 thousand in gain, which is presented in other income (expense) in the consolidated statement of operations for the year ended December 31, 2023.
The Company does not hold any controlling interest in any limited liability companies as of December 31, 2024 and 2023.
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

Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2024 and 2023, the Company had no cash equivalents besides what was in the cash balance as of this date. The Company has $1.8 million and $2.2 million of restricted cash at December 31, 2024, and 2023, respectively, which serves as collateral for the credit facility with SAC Leasing G280 LLC.
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

As of December 31, 2023, the only equity-method investment was Volato 158 LLC with a 3.13% equity interest. As of December 31, 2023, management believes the carrying value of its equity method investments was recoverable in all material respects. In October 2024, the Company sold the interest in Volato 158 LLC to flyExclusive and recorded a loss of $162 thousand in the year ended December 31, 2024.

Accounts Receivable

Accounts receivables are reported on the consolidated balance sheets at the outstanding principal amount adjusted for any allowance for credit losses and any charge offs. The Company provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount that is expected to be collected. This allowance is estimated based on historical collection experience, the aging of receivables, specific current and expected future macro-economic and market conditions, and assessments of the current creditworthiness and economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Balances that are still outstanding after management has used reasonable collection efforts are written off. The Company reviews its allowance for credit losses on a quarterly basis

The Company recognized approximately zero and $106 thousand of bad debt expense during the years ended December 31, 2024 and 2023, respectively.
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
The capitalized computer software development costs are reported under the section fixed assets, net in the consolidated balance sheet and are amortized using the straight-line method over the estimated useful life of the software, generally three years from when the asset is placed in service. The Company capitalized $142 thousand and $323 thousand of internal software development costs incurred during the year ended December 31, 2024 and 2023, respectively. The Company recognized $132 thousand and $25 thousand of amortization expense during the year ended December 31, 2024 and December 31, 2023, respectively. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.
Website development cost
The costs incurred for activities during the website application and infrastructure development stage are capitalized in accordance with the guidance on internal-use software in ASC 350-40. The Company capitalized approximately zero and $241 thousand of website development costs during the year ended December 31, 2024 and December 31, 2023, respectively. The Company recognized approximately $97 thousand and $56 thousand of amortization expense during the year ended December 31, 2024 and December 31, 2023, respectively.
Valuation of Long-Lived Assets:
In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, property, plant, and equipment, and long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. No impairment was recognized during the years ended December 31, 2024 and 2023.

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

In December 2024, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”). Under the Securities Purchase Agreement, the Company may issue a series of convertible notes the “2024 Convertible note” for an aggregate principal not to exceed $36.0 million. During the year ended December 31, 2024, the Company issued a single convertible note in an aggregate principal amount of $4.5 million, of which $4.1 million was funded as of December 31, 2024, representing an original issue discount of ten percent. The Company elected the fair value guidance under ASC 825-10 and the initial note was recognized at initial fair value as of the issuance date. The value of the convertible note issued in December 2024 at issuance approximated fair value as of December 31, 2024.

The following table presents balances of the fair value instruments as of December 31, 2024, in thousands:

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Forward Purchase Agreement	$—	$—	$—	$—
2024 Convertible Notes	—	—	4,050	4,050
Total	$—	$—	$4,050	$4,050

The following table presents changes of the forward purchase agreement with significant unobservable inputs (Level 3) for the year ended December 31, 2024 and 2023, in thousand:

Forward Purchase Agreement
Balance at December 31, 2022	$—
Cash funded	18,911
Proceeds	(2,525)
Change in fair value	(13,403)
Balance December 31, 2023	$2,983
Cash funded	—
Proceeds	—
Change in fair value	(2,983)
Balance December 31, 2024	$—

The Company measured the forward purchase agreement using a Monte Carlo simulation valuation model using the following assumptions:

For the Year Ended December 31, 2023
Volume Weighted average stock price ("VWAP")	$3.82
Initial Price	$10.81
Expected Volatility	87.0%
Term	1.92
Risk-free Rate	4.2%

The following table presents changes of the Convertible Notes with significant unobservable inputs (Level 3) for the year ended December 31, 2024, in thousand:

Convertible Notes
Balance at December 31, 2023	$—
Fair value at issuance	4,050
Change in fair value	—
Balance at December 31, 2024	$4,050

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid and other assets, accounts payable and accrued expenses, deposits, and members’ deposit approximate their fair value because of the short maturity of those instruments. The Company’s credit facility, convertible notes and other loans approximate the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term maturity of these instruments at December 31, 2024 and 2023.
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

The Company generates revenue primarily through: (i) the sale of aircraft, (ii) aircraft management services, and (iii) our Vaunt software-as-a-subscription product. Revenue is recognized when control of the promised service is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies, as a performance obligation, each promise to transfer a good or service to a customer that is distinct. To identify its performance obligations, the Company considers all of the goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

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

Contract liabilities consist of customer prepayments and the aircraft deposits referred to above. Total contract liabilities were $11.5 million and $2.8 million as of December 31, 2024 and 2023, respectively.

The Company has generated revenue during the year ended December 31, 2024 and December 31, 2023, broken down as follows, in thousands:

	Year ended December 31,
	2024	2023
Aircraft sales	$38,150	$21,443
Managed Aircraft	7,224	14,107
Subscription	914	23
Total	$46,288	$35,573
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

Net loss per share
The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB ASC. Basic earnings per share is computed by dividing net loss available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially dilutive debt or equity. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the year ended December 31, 2024, include stock options and convertible debt.
The Company has 18,614 and 94,767 outstanding stock options to purchase an equivalent number of common stock at December 31, 2024, and 2023, respectively.

The Company also has 1,161,195 outstanding warrants to purchase an equivalent number of shares of common stock as of December 31, 2024 and 2023 at a weighted average strike price of $287.50.
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

The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the years ended December 31, 2024 and 2023, there was no material impairment loss recognized for the intangible assets.
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
If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter. There was no impairment of goodwill for the year ended December 31, 2024 and 2023.

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

Cost of revenue

Cost of revenue includes costs that are directly related to the related revenue streams – aircraft sales, managed aircraft, and subscription based revenue. Aircraft sales cost of revenue is our purchase price of the aircraft. Managed aircraft cost of revenue includes all costs incurred in our managed aircraft including the cost of flight crews, fuel, maintenance, and landing and other airport fees. Subscription costs includes costs of our proprietary software, the Vaunt platform..

Advertising Costs
Advertising costs are expensed as incurred and included in management and general expenses on the statements of operations. Such advertising amounted to $4.5 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively.
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

Upon the closing, holders of Legacy Volato common stock received shares of Common Stock of Volato Group, Inc. in an amount determined by application of the exchange ratio of approximately 1.01508 (the “exchange ratio”), prior to the effect of the 1-25 Reverse Stock Split. For periods prior to the business combination, the reported share and per share amounts have been retroactively converted by applying the exchange ratio. The consolidated assets, liabilities and results of operations prior to the business combination are those of Legacy Volato.

In connection with the business combination, approximately $5.7 million of transaction related expenses and other costs were incurred.

NOTE 3 – BUSINESS COMBINATION – (CONTINUED)
The following table reconciles the elements of the business combination to the consolidated statement of cash flows and the consolidated statement of changes in equity:

(In thousands)	Year Ended December 31, 2023
Cash - PACI trust and cash (net of redemptions)	$19,081
Gross Proceeds	$19,081
Less Transaction related expenses and other costs	(6,898)
Less Net liabilities assumed from PACI	(1,722)
Net proceeds from the business combination	$10,461

The number of shares of Common Stock outstanding immediately following the closing was as follows:

Class A Common Stock
PACI public shareholders	70,696
PACI's sponsors	275,343
Company's employees	378
Legacy Volato shareholders (1)	297,397
Legacy Volato Series Preferred investors	477,924
Total shares of Common Stock immediately after closing	1,121,738

(1) The number of Legacy Volato shares was determined from the shares of Legacy Volato shares outstanding immediately prior to the closing converted at the exchange ratio of approximately 1.01508.

NOTE 4 – INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT

Pursuant to the Initial Public Offering (“IPO”) in December of 2021, Proof Acquisition Corp I or PACI sold 1,104,000 Units at a price of $250.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $287.50 per share, subject to adjustment (see Note 17). At the effective date of the merger on December 1, 2023, 70,696 shares were outstanding and not redeemed and were converted into an equivalent number of Class A shares of common stock of Volato Group, Inc.

At the time of the merger, 275,343 founders’ shares (formerly PACI’s Class B common stock shares) were also outstanding and were converted into an equivalent number of Class A shares of common stock of Volato Group, Inc.

Simultaneously with the closing of the IPO in 2021, PACI consummated the private sale to the Sponsor and BlackRock of an aggregate of 609,195 private placement warrants. Each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $287.50 per share, subject to adjustment. These warrants are outstanding as of December 31, 2024 and 2023.

NOTE 5 – DISCONTINUED OPERATIONS
In September 2024, the Company entered into an agreement with flyExclusive to transition our aircraft ownership program fleet operations to flyExclusive. This move is expected to provide Volato with the opportunity to focus on what it believes to be its high-growth areas, including aircraft sales and proprietary software. We will continue to take delivery of new aircraft, while also generating revenue from our proprietary software, including the Vaunt platform, Volato’s successful empty leg consumer app.

Major classes of line items constituting loss from discontinued operations is as follows:

	Year Ended December 31,
	2024	2023
Revenue - Aircraft usage	$32,546	$37,765
Costs of Revenue - Aircraft usage	43,488	51,245
Selling, general and administrative	17,679	19,592
Gain (loss) from sale of equity method investment	—	886
Other Income from discontinued operations	9,902	—
Loss from discontinued operations	$(18,719)	$(32,186)

As part of the agreement with flyExclusive they assumed liabilities for insider cards generating a gain of $10.0 million for the Company that is included in discontinued operations.

Carrying amounts and major classes of assets included as part of discontinued operations is as follows:

	December 31, 2024	December 31, 2023
Accounts receivable	$1,027	$2,548
Prepaid and other assets	1,215	2,024
Operating lease, right-of-use assets	—	1,278
Equity-method investment	—	154
Deposits	—	441
Total assets associated with discontinued operations	$2,242	$6,445

Carrying amounts and major classes of liabilities included as part of discontinued operations is a follows:

	December 31, 2024	December 31, 2023
Accounts payable and accrued liabilities	$6,086	$4,333
Operating lease liability	—	1,291
Credit facility and other loans	918	509
Customer deposits and deferred revenue	5,004	10,026
Total liabilities associated with discontinued operations	$12,008	$16,159

NOTE 6–INTANGIBLES
Finite-Lived Intangible Assets
The following is a summary of finite-lived intangible assets as of December 31, 2024 and 2023, in thousands:

December 31, 2024
	Cost	Accumulated Amortization	Net
Customer relationships	$—	$—	$—
	$—	$—	$—

	December 31, 2023
	Cost	Accumulated Amortization	Net
Customer relationships	$301	$(110)	$191
	$301	$(110)	$191

As of December 31, 2024, the Company impaired the value of the customer relationships asset and recorded a loss on the impairment of $130 thousand which is recorded in selling, general and administrative expenses. Intangible asset amortization expense was $61 thousand and $61 thousand for the years ended December 31, 2024 and 2023, respectively.
Indefinite - Lived Intangible Assets
The following table summarizes the balances as of December 31, 2024 and 2023, of the indefinite-lived intangible assets, in thousand:

	December 31, 2024	December 31, 2023
Intangible asset - Part 135 certificate	$1,200	$1,200

The FAA Part 135 certificate for a total amount of $1.2 million relates to the certificate acquired from the GCA acquisition.
During the year ended December 31, 2023, the Company transferred its Fly Dreams LLC operations to GCA and sold its membership interest in Fly Dreams LLC, including Fly Dreams FAA Part 135 Certificate, with a carrying balance of $163 thousand, for a selling price of $550 thousand, which resulted in a gain in the amount of $387 thousand, which was reported in other income in the consolidated statement of operations for the year ended December 31, 2023. The Company did not recognize any impairment of the Part 135 certificates as of December 31, 2024, and 2023.

NOTE 7 - MERGER TRANSACTION COSTS PAYABLE

Merger transaction cost payable consist of the following as of December 31, 2024 and 2023, in thousand:

	December 31, 2024	December 31, 2023

Transaction costs payable in common stock	$—	$4,250
Total	$—	$4,250

In connection with the business combination, the Company entered into three agreements (the “Agreements”) with financial institutions, in which the Company agreed to pay a success fee in the aggregate amount of $4.25 million to the financial institutions in case the Company consummates the acquisition. The success fees were to be paid in shares of the Company’s common stock and warrants during the 2024 fiscal year.

ASC 480 Distinguishing Liabilities From Equity requires liability classification for all instruments that embodies an unconditional obligation that the Company must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely on a fixed monetary amount know at inception. As a result, the Company classified such liability in current liabilities as of December 31, 2023. In January 2024, the Company issued an aggregate number of 48,342 shares of common stock and 4,000 warrants in full settlement of the merger transactions costs of $4.25 million which was payable to three financial institutions. Such liability was accrued for and reported under merger transaction costs payable in shares in the consolidated balance sheet at December 31, 2023.
NOTE 8 – FORWARD PURCHASE AGREEMENT

On November 28, 2023, the Company Legacy Volato Vellar Opportunities Fund Master, Ltd. (“Seller”), entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, the Seller could purchase, prior to the closing, up to 2.0 million shares (the “Maximum Number of Shares”) of the Company from third parties through a broker in the open market. The Number of Shares (as defined in the Forward Purchase Agreement) subject to the Forward Purchase Agreement could be reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the respective Forward Purchase Agreement.

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

NOTE 9– FIXED ASSETS
Fixed assets consist of the following at December 31, 2024 and 2023, in thousand:

	December 31, 2024	December 31, 2023
Machine and equipment	$191	$191
Automobiles	72	102
Website development costs	290	290
Computer and office equipment	5	11
Software development costs	579	437
	1,137	1,031
Less accumulated depreciation	(454)	(185)
	$683	$846
During the years ended December 31, 2024 and 2023, the Company recognized $193 thousand and $140 thousand of depreciation and amortization, respectively.
NOTE 10 – DEPOSITS
Deposits consist of the following at December 31, 2024 and 2023, in thousand:

	December 31, 2024	December 31, 2023
Deposits on aircraft	$36,000	$40,300
Other deposits	300	75
Total deposits	$36,300	$40,375
Less current portion	(36,000)	(25,125)
Total deposits, non-current	$300	$15,250

Below is a breakdown of the deposits on aircraft as of December 31, 2024 and 2023, in thousand:

	December 31, 2024	December 31, 2023
Gulfstream aircraft deposits	$36,000	$39,000
Honda aircraft deposits	—	1,300
Total deposits on aircraft	$36,000	$40,300
Less current portion	(36,000)	(25,050)
Total deposits on aircraft non-current	$—	$15,250
Gulfstream Aerospace, LP
In 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G 280 aircraft for total consideration of $79 million with expected delivery throughout fiscal year 2025. The first Gulfstream G280 was delivered in the third quarter of 2024. The second Gulfstream G280 was delivered in January 2025. The remaining two Gulfstream G280’s are expected to be delivered throughout fiscal year 2025.

The Company has funded an aggregate amount of $48.0 million and $39.0 million in deposits towards the acquisition price of the four Gulfstream G 280 aircraft in accordance with the scheduled payment terms of the agreements as of December 31, 2024, and December 31, 2023, respectively. Upon delivery of the first Gulfstream G280 in the third quarter of 2024, $12 million of the deposits were applied toward the purchase price of the airplane.

During the year ended December 31, 2024, the Company funded $9.0 million, which was funded through the SAC Leasing G 280 line of credit. During the year ended December 31, 2023, the Company funded $27.0 million pursuant to the terms of the executed purchase agreements, of which $24.0 million was funded through SAC leasing G 280 Line of credit and $3.0 million was paid directly by the Company.
HondaJet
In 2022, the Company entered into aircraft purchase agreements with Honda Aircraft Company LLC, under which it paid $1.3 million of deposits for aircraft not yet delivered at December 31, 2023.
During the year ended December 31, 2023, the Company took delivery of three aircraft for a purchase price of $17.9 million.
In May 2023, the Company and Honda Aircraft Company, LLC entered into a HondaJet Fleet Purchase Agreement for the acquisition of twenty-three (23) HondaJet HA-420 Aircraft for a total aggregate purchase price of $161.1 million for delivery between the fourth fiscal quarter of 2024 and the fourth fiscal quarter of 2025. The Company took delivery of two aircraft related to this agreement. On September 10, 2024 the Company received notice from Honda Aircraft that the Honda FPA was terminated. Pursuant to the terms of the agreement, Honda Aircraft will retain the deposits that have previously been paid by the Company and the Company has to enter into individual purchase agreements for each aircraft for which a deposit had previously been paid. During the year ended December 31, 2024 the Company wrote-off the remaining deposit balance of $1.0 million and is recorded in selling, general, and administrative expenses.
NOTE 11 – EQUITY-METHOD INVESTMENT
The Company has the following equity method investments at December 31, 2023, in thousand:

December 31, 2023
Investment in Volato 158 LLC	$154
$154
The Company had one equity-method investment as of December 31, 2023: Volato 158 LLC, with a membership interest of 3.125%.
Volato 158 LLC
In August 2021, the Company executed an aircraft purchase agreement with Volato 158 LLC (“158 LLC”) and contributed an aircraft with a carrying amount of $4.2 million to 158 LLC for a 100% membership interest in 158 LLC. The investment in 158 LLC was initially consolidated as the Company had a controlling financial interest in 158 LLC until 2022 when the Company’s interest was reduced to 3.125%.
As of December 31, 2023, the Company had a remaining 3.125% interest in 158 LLC. In October 2024, the Company sold the interest in 158 LLC to flyExclusive. Based on its equity investment, the Company recorded a loss from its equity-method investment of $162 thousand and $3 thousand for the year ended December 31, 2024 and 2023, respectively.

NOTE 12 – REVOLVING LOAN AND PROMISSORY NOTE- RELATED PARTY
Revolving loan and promissory note with a related party consisted of the following at December 31, 2024 and December 31, 2023, in thousand:

	December 31, 2024	December 31, 2023
Dennis Liotta, March 2023 – 10% interest – promissory note due March 2024	—	1,000
Total notes from related party - current	$—	$1,000

Dennis Liotta - December 2021 Note
On December 9, 2021, the Company entered into a revolving loan agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $8.0 million that matured on January 1, 2023 (“December 2022 note”). The Company is required to make monthly payments of interest at a fixed rate of 4.0% per annum. The Company was required to make principal repayments at fixed scheduled dates. In the event of default, the entire unpaid principal balance together with all accrued but unpaid interest would become due and payable regardless of the maturity date. If the default occurs and remains uncured beyond the applicable grace period, then the entire unpaid principal balance shall bear interest at a default interest of 500 basis points (5%) over the regular interest or nine percent (9%). Events of default include the failure to make principal or interest payments when due, any judgement in excess of $500, indebtedness cross default, or bankruptcy proceedings.
In conjunction with the execution of the revolving note, both parties executed a security agreement, under which the Company granted a continuing security interest in all of the assets of the Company. The Company did not make its interest payments, thus triggering a default and increasing the interest rate to 9% plus an additional 5% on the missed payments.
The Company incurred approximately $370 thousand of interest and penalties during the three months ended March 31, 2023.

In the first quarter of 2023, the Company converted the unpaid principal balance of this revolving note and accrued interest into a convertible note for total principal balance of $6.0 million bearing interest at 4% and maturing on March 31, 2024. The notes were converted as part of the business combination.
Dennis Liotta - March 2023 note
On March 15, 2023, the Company entered into a promissory note agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $1.0 million, with an effective date of February 27, 2023, which matured on March 31, 2024 (“March 2023 note”). The entire outstanding principal balance together with accrued but unpaid interest are due at the maturity date. The March 2023 note included a ten percent (10%) interest rate per annum. On April 1, 2024, the March 2023 note was paid in full. Promissory note from related party was zero and $1.0 million as of December 31, 2024, and December 31, 2023, respectively.
The Company incurred $23 thousand and $25 thousand of interest during the year ended December 31, 2024 and 2023, respectively.

NOTE 13 – UNSECURED CONVERTIBLE NOTES
Unsecured convertible notes consisted of the following at December 31, 2024 and December 31, 2023, in thousand:

	December 31, 2024	December 31, 2023
2024 unsecured convertible notes, 4% coupon, due December 2025	4,500	—
Less unamortized debt discounts	(450)	—

Total unsecured convertible notes, net of discount	$4,050	$—
Less current portion	(4,050)	—
Total unsecured convertible notes, net of discount non-current	$—	$—

2024 unsecured convertible notes due December 2025 - 2024 Convertible note

During the year ended December 31, 2024, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”). Under the Securities Purchase Agreement, the Company may issue a series of convertible notes the “2024 Convertible note” for an aggregate principal not to exceed $36.0 million. During the year ended December 31, 2024, the Company issued convertible notes in an aggregate principal amount of $4.5 million, of which $4.1 million was funded as of December 31, 2024, representing an original issue discount of ten percent. Interest is payable quarterly at the Company’s option shall either be (i) paid in cash; (ii) paid-in-kind in shares of common stock; or (iii) compound and become additional principal outstanding. The Company recorded $14 thousand of accrued interest expense in the year ended December 31, 2024.
In conjunction with the issuance of the notes, the Company incurred $450 thousand of closing financing costs, which are presented as an offset to the convertible notes in the consolidated balance sheets as of December 31, 2024.
The 2024 convertible note is accounted for as a single liability measured at fair value in accordance with ASC 825-10.

NOTE 14 – CREDIT FACILITY AND OTHER LOANS
Credit facility and other loans consisted of the following at December 31, 2024 and December 31, 2023, in thousand:

	December 31, 2024	December 31, 2023
SAC Leasing G280 LLC credit facility, 12.5% interest, net of deposits	$28,000	$27,750
Less discounts	(247)	(376)
Total credit facility, net of discount and deposits	$27,753	27,374
SAC Leasing G280 LLC Line of credit
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million with expected deliveries in 2024 and 2025, of which an aggregate amount of $48.0 million was funded and paid as of December 31, 2024, partially through a credit facility from SAC leasing G 280.

During the year ended December 31, 2024, the Company funded an additional $9.0 million through the SAC Leasing G280 credit facility. During the year ended December 31, 2023, the Company funded an aggregate amount of $27.0 million, of which $24.0 million was funded through a credit facility from SAC leasing and $3.0 million was paid in cash.

During the year ended December 31, 2024, the Company increased its SAC leasing G280 line of credit by $9.0 million offset by a repayment in the amount of $9.0 million, which brings the carrying balance at $28.0 million as of December 31, 2024.
The Company incurred $68 thousand and $548 thousand of incremental closing costs, which are reported as debt discount against the liability in the consolidated balance sheets as of December 31, 2024, and December 31, 2023, respectively.

During the year ended December 31, 2024 and 2023, the Company amortized to interest expense $197 thousand and $146 thousand of debt discount, respectively.
The maturity date is the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC G280 LLC as collateral on this credit facility.

During the year ended December 31, 2024 and 2023, the Company incurred approximately $4.2 million and $2.2 million of interest under this facility, respectively.
The Company entered into the pre-delivery payment agreement on October 5, 2022, with SAC Leasing G280, LLC to obtain loans in the aggregate amount of $40.5 million for the purchase of four (4) Gulfstream G280 aircraft to be delivered in 2024 and 2025. The Board of Directors consented to the participation of Coastal States Bank, as a syndicate lender in the financing of additional aircraft by SAC Leasing G280 LLC. On August 25, 2023, the Company and SAC Leasing V280, LLC entered into the first amendment to pre-delivery payment agreement. As of December 31, 2024, the Company had an aggregate amount of $28.5 million in promissory notes, of which 60% was solely to Coastal States Bank pursuant to the first amendment.

Term Loan

In July 2024, the Company entered into a business loan and security agreement (the “Loan”) with TVT Capital Sources LLC (the “Lender”), which provides for a term loan in the amount of $4.0 million. Net proceeds of $3.9 million were received by the Company and used to fund operations. The Loan bears interest at an annual percentage rate of 165% and matures on January 28, 2025, with principal and interest payments made weekly.

The Loan provides for events of default customary for term loans. As of December 31, 2024, the Company was in compliance with all covenants. The Loan is collateralized by all assets of the Company with the exception of the purchase agreements of G280 aircraft or any collateral pledged to SAC Leasing G280.

The Company incurred financing fees of $200 thousand, which were recorded as a direct discount to the debt and are being amortized over the term of the Loan. The Company amortized $164 thousand of financing fees in the year ended December 31, 2024. The Company recorded $1.7 million of interest expense related to the Loan in the year ended December 31, 2024.

In November 2024, the Company entered into an agreement with a third party to settle outstanding payables owed by the Company to designated vendors in exchange for a settlement amount in shares of common stock. As of December 31, 2024 in accordance with the agreement, the Company issued 639,720 shares for the payment of $1.475 million of principal and interest due to the Lender under the Loan and $725 thousand of payables related to a separate vendor. The Company recorded a $2.8 million loss on extinguishment of debt upon the settlement of each issuance equal to the fair value of the shares less the value of the shares calculated as of the closing stock price on the date of settlement.
NOTE 15 – RELATED PARTIES

Liotta Family Office, LLC

Liotta Family Office, LLC (“LFO”) is owned 20% by the Company’s Chief Executive officer, 60% owned by the father of the Company’s Chief Executive Officer, and 20% owned by the brother of the Company’s Chief Executive Officer. LFO currently owns, 74,372 Shares of Common Stock which represents 4% of the Company’s issued and outstanding Common Stock as of December 31, 2024.

During the year ended December 31, 2023, Liotta Family Office, LLC (“LFO”) entered into an unsecured promissory note for a total amount of $1.0 million (Note 12). The Company incurred approximately $23 thousand of interest during the year ended December 31, 2024. In April 2024, the promissory note and interest was paid in full.

Plane Co’s

The Company facilitated the formation of limited liability Plane Co’s, which are then funded by third party members prior to the sale and delivery of an aircraft purchased from Honda Aircraft that entered into the Company’s fractional program.

In October 2024, as part of the agreement with flyExclusive, Volato sold all of its interest in the Plane Co’s to flyExclusive.

The aggregate amount of revenue included in loss from discontinued operations generated from Plane Co’s totaled $3.1 million and $4.5 million for the year ended December 31, 2024 and 2023, respectively.

Expenses charged to the Company by Plane Co’s and included in loss from discontinued operations, totaled $2.8 million and $3.9 million for the year ended December 31, 2024 and 2023, respectively.

Balance due to Plane Co’s amounted to $4 thousand and $202 thousand as of December 31, 2024 and 2023, respectively.
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
The net deferred tax assets and liabilities consist of the following amounts at December 31, 2024 and 2023, in thousands:

	2024	2023
Deferred Tax Assets
Allowance for doubtful Accounts	$—	$1
Investment in Plane Cos LLC	—	44
Loss carryforwards	18,398	11,521
Intangible	530	626
Interest expense limitations	2,484	659
Other	47	15
Total deferred tax assets	21,459	12,866
Deferred Tax Liabilities
Property and equipment depreciation	(25)	(74)
Valuation allowance	(21,738)	(13,096)
Total deferred tax liabilities	(21,763)	(13,170)
Net deferred tax assets (liabilities)	(305)	(305)
The Company has federal operating losses carryforward of approximately $73 million and $47 million available as of December 31, 2024 and 2023, respectively, to reduce future taxable income at the federal level, and it has net operating losses of approximately $68 million and $38 million at the state level, to offset $68 million and $38 million of future state taxable income, respectively.
A reconciliation from the statutory federal income tax rate to the effective income tax rate is as follows:

	2024	2023
Expected federal income taxes at statutory rate	21.00%	21.00%
State and local income taxes	4.54%	4.54%
Permanent differences	(3.76)%	(6.79)%
Change in valuation allowance	(21.35)%	(18.18)%
Other	0.82%	(0.69)%
Effective income tax rate	1.25%	(0.12)%

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
NOTE 17 – SHAREHOLDERS’ EQUITY (DEFICIT)

On December 1, 2023, the Company filed its Second Amended and Restated Articles of Incorporation with the State of Delaware. Our Certificate of Incorporation initially authorized the issuance of 81,000,000 shares, consisting of 80,000,000 shares of Class A Common Stock, $0.0001 par value per share, and 1,000,000 shares of Preferred Stock, $0.0001 par value per share. On October 28, 2024, the Company filed an amendment to the Certificate of Incorporation to increase the number of authorized shares to 201,000,000 shares consisting of 200,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock.

On February 12, 2025, the Board unanimously approved the Reverse Stock Split of the Company’s Common Stock, at a ratio of 1-for-25. The Reverse Stock Split became effective on February 24, 2025, with no change in par value. All share amounts have been retroactively adjusted to account for the Reverse Stock Split as if it occurred at inception. The Reverse Stock Split did not have an affect on the Authorized Common Stock.

The Company has authorized stock which have been designated as follows:

	Number of Shares Authorized	Number of Shares Outstanding As of December 31, 2024	Par Value
Class A Common Stock	200,000,000	1,843,852	$0.0001
Preferred Stock	1,000,000	—	$0.0001

Preferred Stock

No shares of preferred stock have been issued as of December 31, 2024 and 2023.

Class A Common Stock

Conversion of preferred stock shares (Series Seed, Series A-1, Series A-2 and Series A-3) into the Company’s Class A Common Stock.

Series A-1 Preferred Stock (Legacy Volato)

During the year ended December 31, 2023, the Company issued 96,443 shares of Series A-1 for a total cash consideration of $24.2 million.

Following the business combination, the Company converted its 96,443 shares of Series A-1 preferred stock issued and outstanding into 97,898 shares of Class A Common Stock of Volato Group, Inc. based on an exchange ratio of 1.01508.

Series A-2 Preferred Stock (Legacy Volato)

During the year ended December 31, 2023, the Company issued 133,105 Series A-2 shares of preferred stock from the conversion of the 2022 convertible notes in the aggregate principal amount of $19.1 million and $0.8 million of accrued but unpaid interest based on an effective conversion price of $149.55.

Following the business combination, the Company converted the 133,105 shares of Series A-2 preferred stock issued and outstanding into 135,112 shares of Class A Common Stock of Volato Group, Inc. based on an exchange ratio of 1.01508.

Series A-3 Preferred Stock (Legacy Volato)

During the year ended December 31, 2023, the Company issued 82,025 Series A-3 shares of preferred stock from the conversion of the 2023 convertible notes in the aggregate principal amount of $18.4 million and $0.1 million of accrued but unpaid interest based on an effective conversion price of $225.00.

Following the business combination, the Company converted the 82,025 shares of Series A-3 preferred stock into 83,262 shares of Class A Common Stock of Volato Group, Inc. based on an exchange ratio of 1.01508.

Conversion of PACI Class B Founder Shares into the Company’s Class A common stock

The shares of Class B common stock automatically converted into Class A common stock at the time of the closing of the business combination. Upon the business combination, the Company converted 275,343 shares of Class B common stock into an equivalent number of the Company’s shares of Class A common stock.

Conversion of PACI Class A Public Shares into the Company’s Class A common stock.

The Company converted 70,696 shares of non-redeemed PACI public shares into an equivalent number of Shares of Class A Common Stock of the Company following the business combination.

Issuance of Class A common Stock

In November 2024, the Company entered into an agreement with a third party to settle outstanding payables owed by the Company to designated vendors in exchange for a settlement amount in shares of common stock. As of December 31, 2024 in accordance with the agreement, the Company issued 639,720 shares for the payment of $2.2 million of outstanding payables. The Company recorded a $2.8 million loss on extinguishment of debt upon the settlement of each issuance equal to the fair value of the shares less the value of the shares calculated as of the closing stock price on the date of settlement.

Stock Options - Equity Incentive Plans

Summary of the 2023 Plan

The 2023 Stock Incentive Plan (the “2023 Plan”) was approved at the special meeting of the shareholders of the Company on November 28, 2023. The 2023 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options) stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of Common Stock for issuance pursuant to awards under the 2023 Plan equal to 224,348 shares. As of December 31, 2024 the Company had 192,053 shares available for issuance.

Summary of the 2021 Plan

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

The 2021 Plan became effective on August 13, 2021, and was in effect until November 20, 2023. No awards were granted under the 2021 Plan after the 2023 Plan Effective Date. Awards granted under the 2021 Plan that will be outstanding on the 2023 Plan Effective Date will be accelerated or continued in accordance with their terms subject to vesting schedules pursuant to the applicable restricted stock award agreement or option agreement.

The balance and activity of all stock options outstanding as of December 31, 2024, and 2023, is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2022	100,305	$3.50	9.4
Granted	15,309	$205.25
Cancelled	(12,551)	$5.50
Exercised	(8,296)	$3.00
Outstanding at December 31, 2023	94,767	$35.75	8.8
Granted	34,370	$12.76
Cancelled	(77,910)	$43.57
Exercised	(32,613)	$3.63
Outstanding as of December 31, 2024	18,614	$5.59	7.5
Exercisable as of December 31, 2024	15,360	$4.03

The following table summarizes the range of exercise price, weighted average remaining contractual life (“Life”) and weighted average exercise price (“Price”) for all stock options outstanding as of December 31, 2024:

	Options Outstanding
Exercise Price	Shares	Life (in years)
$3.00	1,763	6.6
$3.50	13,562	7.2
$12.50	3,230	9.4
$177.75	44	0.0
$210.00	15	5.4
	18,614	7.5
The Black-Scholes option pricing model is used by the Company to determine the weighted-average fair value of share-based payments. The weighted average grant date fair value of stock options issued during the year ended December 31, 2024 and 2023, was $6.57 and $95.25 per share, respectively. The Company’s recognizes forfeitures as they occur.

The fair value of stock options on the grant date was determined using the following weighted-average assumptions during the year ended December 31, 2024 and 2023:

	For The Year Ending December 31,
	2024	2023
Expected term	5.8 - 6.25 years	2-6 years
Expected volatility	68%	30% - 71%
Expected dividends	None	None
Risk-free interest rate	3.8% - 4.5%	3.6%-4.6%
Forfeitures	None	None
As of December 31, 2024, the unrecognized compensation cost related to non-vested awards was $0.2 million and is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

In June, 2024 the Company issued time-based restricted stock units and performance-based restricted stock units with market conditions that vest upon the Company’s Common Stock achieving a specific price per share.

Restricted stock unit activity for the period presented is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	—	$—
Granted	65,171	16.47
Vested	(7,355)	18.75
Forfeited	(28,736)	18.75
Outstanding at December 31, 2024	29,080	$13.64

The performance-based restricted stock units with market conditions was determined using a Monte Carlo simulation model.

As of December 31, 2024, unrecognized compensation expense for time based restricted stock units was $241 thousand and is expected to be recognized over the next 2.45 years.

Stock based compensation expense was $211 thousand and $82 thousand for the year ended December 31, 2024 and 2023, respectively.

Warrants

As of December 31, 2024 and 2023, there were 552,000 public warrants (note 4) and 609,195 private placement warrants issued and outstanding.

Private placement warrants

Simultaneously with the closing of the Initial Public Offering by PACI in 2021, the Company f/k/a Proof Acquisition Corp I consummated the private placement of 609,195 private placement warrants at a price of $25.00 per private placement warrant to the sponsor and Blackrock. Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $287.50 per share. Such private warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company. The private warrants are all exercisable as of December 31, 2024. There was no activity during the years ended December 31, 2024 and 2023.

Public warrants

Pursuant to the Initial Public Offering by PACI in 2021, the Company sold 1,104,000 Units at a price of $250.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $287.50 per share, subject to adjustment. A majority of the shares were redeemed before the merger transaction, but the warrants remain. As a result there are 552,000 warrants outstanding as of December 31, 2023.

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

The following table is a summary of the Company’s warrant activity during the years ended December 31, 2024:

	Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of January 1, 2023	1,161,195	$287.50	5
Granted	—
Cancelled	—
Exercised	—
Outstanding as of December 31, 2024	1,161,195	$287.50	3.92 years
Exercisable as of December 31, 2024	1,161,195

NOTE 18 – COMMITMENT AND CONTINGENCIES
Honda May 2023 Purchase Agreement

On May 5, 2023, the Company entered into a HondaJet Fleet Purchase Agreement with Honda Aircraft Company. LLC, for the purchase and delivery of twenty-three (23) HondaJet HA-420 Aircraft for a total estimated purchase price of $161.1 million with expected delivery between the fourth fiscal quarter of 2024 and the fourth fiscal quarter of 2025. The Company took delivery and sold two aircraft related to this agreement. On September 10, 2024, the Company received notice from Honda Aircraft that the Honda FPA was terminated. Pursuant to the terms of the agreement, Honda Aircraft will retain the deposits that have been previously paid by the Company and the Company has to enter into individual purchase agreements for each aircraft for which a deposit had previously been paid. During the year ended December 31, 2024, the Company recorded a charge for the remaining deposit balance of $1.0 million which is recorded in selling general and administrative expenses.
Gulfstream Aerospace, LP
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million and with expected deliveries in 2024 through 2025, for which the Company made prepayments totaling $48.0 million and $39.0 million as of December 31, 2024, and December 31, 2023, respectively. The $48.0 million is non-refundable, except in some specific circumstances, and would serve as consideration for liquidated damages of $3.0 million per aircraft should the purchase agreement be terminated by the Company.
During the year ended December 31, 2024, the Company made additional payments of $9.0 million towards these agreements, of which $9.0 million was funded through the SAC Leasing G280 LLC credit facility. In September 2024, the Company took delivery of one Gulfstream G280 and received $12.0 million in deposits related to the aircraft, of which $9.0 million paid down the SAC Leasing G280 line of credit and $3.0 million was retained by the Company. In the first quarter of 2025, an addition $12 million in deposits was received as a result of the delivery of the second Gulfstream G280 and the return of $9 million in deposits related to the fourth Gulfstream G280. The $9 million in returned deposits were used to pay down the SAC Leasing G280 line of credit.
Future minimum payments under the purchase agreements with Gulfstream Aerospace, LP at December 31, 2024, are as follows, in thousands:

For the twelve months ended December 31,	Gulfstream G280 Fleet
2025	26,270
Total expected contractual payments	$26,270
The Company has a credit facility in place with SAC Leasing G280 LLC to fund $40.5 million of the original $79.0 million due under these purchase agreements with Gulfstream Aerospace LP. The remaining balance to be funded by SAC Leasing G280 LLC is zero as of December 31, 2024.
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
Aircraft Leases
During 2023, the Company began leasing an aircraft with a term of five years which has fixed lease payments. The Company recognized an operating lease liability in the amount of the net present value of the future minimum lease payments, and a right-of-use asset. The discount rate used for this lease was 12%, which was determined to be the incremental borrowing rate based on comparative secured financing in the marketplace at the inception of the fixed lease payments.

Lease expense is recognized on a straight-line basis over the lease term. Lease expense related to this lease consisting of fixed and variable lease costs was $78 thousand and $469 thousand for the years ended December 31, 2024 and 2023, respectively.
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
Variable lease costs associated with the aircraft operating leases were $7.7 million and $12.9 million for the years ended December 31, 2024, and 2023, respectively. Short-term lease costs on the aircraft leases were $196 thousand and $617 thousand for the years ended December 31, 2024, and 2023, respectively.

As of December 31, 2024, the Company had terminated all the aircraft leases as part of the flyExclusive agreement.
Airport Facilities
Our facilities leases are for space at airports throughout the south with remaining terms ranging from one to eleven months. These leases consist of hangar space and office space. The leases have lease terms of 12 months or less. Accordingly, the Company has not recognized right-of-use assets or lease liabilities related to these lease agreements pursuant to the short-term lease election. The Company has made a policy election to not separate lease and non-lease components for these facility leases. Short-term lease costs related to these leases were $70 thousand and $71 thousand for the years ended December 31, 2024, and 2023, respectively.

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
Future estimated minimum lease payments by year and in aggregate, under the Company’s fixed payment operating lease consisted of the following at December 31, 2024:

For the years ended December 31,	Operating Leases
2025	$56,533
2026	56,533
2027	56,533
2028	37,689
TOTAL	207,288
Sale-Leaseback Transactions
The Company entered into $15.7 million of sales-leaseback transactions related to aircraft during the years ended December 31, 2023. No sales-leaseback transactions occurred in 2024. The Company recorded gains of $3.4 million associated with these transactions, for the years ended December 31, 2023. Gains are recorded in gross profit in the consolidated statements of operations. The leases of the aircraft assets are operating leases which incur variable lease costs based upon usage as described above. These lease costs are expensed as incurred.

Legal Contingencies
From time to time, the Company receives claims of and becomes subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct and operation of the Company’s business. In connection with such litigation, the Company may be subject to significant damages. We may also be subject to equitable remedies and penalties. Such litigation could be costly and time consuming and could divert or distract Company management and key personnel from its business operations. The Company is currently the defendant in suits brought by vendors, customers and suits related to the transfer of the flight operations and leases to flyExclusive and does not currently believe that any of its outstanding litigation will have a material adverse effect on its financial statements or business. However, due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s business, results of operations, financial position, or cash flows.

In the Tampa Division of the U.S. District Court, in and for the Middle District of Florida on September 12, 2024, Joshua G. Newsteder, LouAnn Gray, and those similarly situated (the “Plaintiffs”) filed suit against the Volato Group, Inc. and Volato, Inc.(the “Defendants”) citing various allegations including that the termination of employment of 230 employees that occurred on August 30, 2024 violated requirements of the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et. seq. (“WARN Act”) (collectively, the “Dispute”). Plaintiffs are seeking unpaid wages or salary, benefits and other relief deemed by the court as just and proper. Volato Group, Inc. and Volato, Inc. deny all allegations. Current range of loss can not be estimated.

NOTE 20 – SUBSEQUENT EVENTS
Management has evaluated events that have occurred subsequent to the date of these consolidated financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through March 31, 2025, the date the consolidated audited financial statements were issued in accordance with FASB ASC Topic 855, “Subsequent Events.”
On February 12, 2025, the Board unanimously approved the Reverse Stock Split of the Company’s Common Stock, at a ratio of 1-for-25. The Reverse Stock Split became effective on February 24, 2025, with no change in par value. All share amounts have been retroactively adjusted to account for the Reverse Stock Split as if it occurred at inception. The Reverse Stock Split did not have an affect on the Authorized Common Stock.

On March 20, 2025 the Company sold GC Aviation, Inc., which holds the FAA Part 135 certificate for $2.0 million, of which $1.8 million is a note receivable.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2024 our disclosure controls and procedures were effective at the reasonable assurance level.
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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer has determined and concluded that, as of December 31, 2024, the Company’s internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 will be set forth in the “Directors,” “Executive Officers,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” sections of our definitive proxy statement relating to our 2025 annual meeting of shareholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the end of the year covered by this Annual Report.

We have adopted an Insider Trading Policy which governs the purchase, sale, and/or other disposition of our securities by our directors, officers, and employees and other covered persons designated by the policy. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE American listing standards, as applicable. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth in the “Certain Relationships and Related Person Transactions” and “Corporate Governance” sections of the Proxy Statement, which will be filed with the SEC within 120 days after the end of the year covered by this Annual Report.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules
The financial statements are set forth under Part II, Item 8 of this Form 10- K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.
___________________________________
(b)Exhibits

Exhibit Index
Exhibit Number	Description
2.1	Business Combination Agreement, dated as of August 1, 2023, by and among PROOF Acquisition Corp I, PACI Merger Corp, Inc., and Volato, Inc. (included as Annex A to PROOF Acquisition Corp I’s Registration Statement on Form S-4 (File No. 333-274082), filed with the Securities and Exchange Commission on August 18, 2023).
3.1*	Second Amended and Restated Certificate of Incorporation of Volato Group, Inc., as amended through February 19, 2025.
3.2*	Third Amended and Restated Bylaws of Volato Group, Inc. PROOF Acquisition Corp I, as amended through October 10, 2024.
4.1	Specimen Class A Common Stock Certificate of Volato Group, Inc (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
4.2	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit the Company’s Registration Statement on Form S-l (File No. 333-261015), filed with the SEC on November 12, 2021).
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of December 17, 2020 (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).
4.4*	Description of Securities
10.1#	Employment Agreement, dated December 1, 2023, between Volato Group, Inc., Volato, Inc. and Mark Heinen (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.2#	Employment Agreement, dated December 1, 2023, between Volato Group, Inc., Volato, Inc. and Matthew Liotta (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.3#	Form of Employee Invention Assignment, Restrictive Covenants, and Confidentiality Agreement (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
10.4#	Form of Restricted Stock Unit Agreement (incorporated by reference herein from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024).
10.5
Aircraft Purchase and Sale Agreement, dated as of August 9, 2024, between Volato, Inc. and TVPX Aircraft Solutions, Inc. (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2024).

10.6
Aircraft Lease Agreement (S/N 2282), dated as of August 9, 2024, between Volato, Inc. and TVPX Aircraft Solutions, Inc. (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2024).

10.7#	Form of Indemnification Agreement (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2024).
10.8#	Form of Stock Option Agreement (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2024).
10.9
Business Loan and Security Agreement, dated July 26, 2024, between Volato, Inc. and TVT Capital Source LLC (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2024).

10.10
Aircraft Management Services Agreement, dated September 2, 2024, between flyExclusive, Inc. and Volato Group, Inc. (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2024).

10.11
Settlement Agreement and Stipulation dated November 4, 2024 by and between Volato Inc. and Sunpeak Holdings Corporation (incorporated by reference hereon from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2024).

10.12
Form of 10% Original Issue Discount Senior Unsecured Convertible Promissory Note (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2024).

10.13
Securities Purchase Agreement between the Company and JAK Opportunities IX, LLC, dated December 4, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2024).

10.14
Registration Rights Agreement between the Company and JAK Opportunities IX, LLC, dated December 4, 2024 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2024).

19.1*	Insider trading policy
21.1*	List of Subsidiaries.
23.1*	Consent of Rose, Snyder & Jacobs LLP
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Volato Group, Inc. Clawback Policy.
101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

# indicates management contract or compensatory pan or arrangement
*Filed herewith

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: March 31, 2025
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

Name	Title	Date

/s/ Matthew Liotta	Chief Executive Officer and Director	March 31, 2025
Matthew Liotta	(Principal Executive Officer)

/s/ Mark Heinen	Chief Financial Officer	March 31, 2025
Mark Heinen	(Principal Financial and Accounting Officer)

/s/ Nicholas Cooper	Director	March 31, 2025
Nicholas Cooper

/s/ Michael Nichols	Director	March 31, 2025
Michael Nichols

/s/ Chris Burger	Director	March 31, 2025
Chris Burger