Form 10-K/A
period 2024-12-31
Volato Group, Inc.
filed 2025-04-30
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K/A
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
Auditor Firm ID: 468                 Auditor Name: Rose, Snyder & Jacobs LLP         Auditor Location: Encino, California

Form 10-K/A
Amendment No. 1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Volato Group, Inc. , (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 31, 2025 (the “Original Filing”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2025 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Amendment.
Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

VOLATO GROUP, INC.
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2024
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table lists the names and ages, as of April 28, 2025, and positions of the individuals who serve as executive officers and directors of Volato Group.

Name	Age	Position
Matthew Liotta	47	Chairman of the Board of Directors, Chief Executive Officer, and President
Michael Prachar	56	Chief Operating Officer
Mark Heinen	55	Chief Financial Officer

Non-Employee Directors
Christopher Burger	49	Director
Michael Nichols	54	Director
Nicholas Cooper	40	Director

Executive Officers

Matthew Liotta. Mr. Liotta co-founded Volato and has served as a Director and Chief Executive Officer since its inception. Prior to co-founding Volato, in 2016, Mr. Liotta founded Agrify (NASDAQ: AGFY), an agricultural technology company where he served as President until 2019 and Chief Technology Officer from to 2019 to 2020. Prior to that, Mr. Liotta worked for several Silicon Valley venture capital backed portfolio companies, including gMoney Corporation, Yipes, TeamToolz, and DevX. Mr. Liotta has also held positions at Hudson Global, Pharmasset, and One Ring Networks. In 2019, Mr. Liotta also co-founded CEADS, a non-profit organization for the advancement of Controlled Environment Agriculture and served as its President until 2022. He currently serves as a Director for Fintainium, a cloud-based financial technology company that provides secure remote and mobile access for financial services.

Michael Prachar. Mr. Prachar has served as Volato’s Chief Operating Officer since February 1, 2022. Prior to joining Volato, Mr. Prachar served as Chief Operating Officer of Big Green IT, an information technology and Microsoft cloud consulting business from 2015 to 2022. Prior to joining Big Green IT, Mr. Prachar built a 20-year operations career serving in a number of operations executive roles in the telecommunications and technology services industries, including Chief Operating Officer of LinkSource Technologies® from 2010 to 2015, President and Chief Operating Officer of Rapid Link, Inc. from 2006 to 2010, Vice President and Chief Operating Officer of Telenational Communications from 2001 to 2006 and Director of Operations for Intercontinental Exchange from 1995 to 1998. Mr. Prachar holds an Engineering Degree from the College for Recording Arts in San Francisco.

Mark Heinen. Mr. Heinen has served as Volato’s Chief Financial Officer since November 28, 2023. Bringing over 25 years of finance and accounting experience, Mr. Heinen previously served as Chief Financial Officer of Better Therapeutics, Inc from October 2021 to October 2023. Prior to that, he served as the SVP, Global Corporate Controller, and interim Chief Financial Officer at Trintech, Inc. from 2017 to 2020. He has served in leadership positions in both publicly traded and private technology companies. Mr. Heinen’s career began in public accounting at PricewaterhouseCoopers. He holds a B.B.A. in accounting and an M.B.A from the University of Oklahoma and is a certified public accountant.

Directors

Our business and affairs are managed under the direction of the Board of Directors (the “Board”). Mr. Liotta is the Chairman of the Board. Subject to the terms of our Certificate of Incorporation, the Board may fix, by one or more resolutions adopted from time to time by the Board, the number of directors on the Board. The Board currently consists of five members. In accordance with our Certificate of Incorporation, the Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. The following sets forth the classification of the Board and term of each class member:

•Class I, whose term will expire at the annual meeting of stockholders to be held in 2027;

•Class II, whose term will expire at the annual meeting of stockholders to be held in 2025; and

•Class III, whose term will expire at the annual meeting of stockholders to be held in 2026.

Currently, Class I consists of Directors Cooper and Liotta, Class II currently consists of no directors, and Class III consists of Directors Burger and Nichols.

Non-Employee Directors

Christopher Burger. Mr. Burger has served as a Director of Volato since April 23, 2024, and served as a Senior Advisor from 2022 to 2024. Since 2020, Mr. Burger has served as Founder & Managing Director of Transform, a business consulting firm. From July 2018 to April 2020, he served as the Vice President of Global Technology and Global Chief Information Officer Chief of Staff at IHG Hotels & Resorts (NYSE: IHG), and as a strategic advisor to the company’s Chief Information Officer. Prior to joining IHG Hotels & Resorts, Mr. Burger served as the Group Head of Technology & Innovation and Group Chief Information Technology Officer Chief of Staff at Etihad Aviation Group in Abu Dhabi, United Arab Emirates from 2015 to 2018. Prior to joining Etihad Aviation Group, Mr. Burger built a career serving in a number of operations and consulting roles in the aviation and technology services industries. Mr. Burger holds a Bachelor of Business Administration with a distinction in Marketing from Emory University’s Goizueta Business School.

Michael Nichols. Mr. Nichols has served as a Director of Volato since August 19, 2021, and as the Chief Executive Officer of the Piper M-Class Owners & Pilots Association (PMOPA) since September 2022. In September 2021, Mr. Nichols founded Flieger Strategies, LLC, an aviation and business strategy consultancy, where he continues to serve as President. Previously, Mr. Nichols was a senior executive with the National Business Aviation Association (NBAA), where he served in several executive roles over the course of an 18-year tenure from 2003 to 2021, most recently as its Senior Vice President of Strategy & Innovation. He continues to serve as a director on the NBAA’s Certified Aviation Manager Governing Board. In addition to a Bachelor of Science in Business Administration from Kutztown University of Pennsylvania, Mr. Nichols has earned Certified Aviation Manager (CAM), Certified Association Executive (CAE) and Institute for Organizational Management (IOM) credentials.

Nicholas Cooper, CFA. Mr. Cooper co-founded Volato and has served as a Director and in various executive officer roles since its inception, including most recently as Chief Commercial Officer (a position he held until November 30, 2024, and as of that date ceased to serve in an officer capacity). Prior to co-founding Volato, in 2016, Mr. Cooper founded TriGrow Systems, a venture backed technology services company where he served as Chief Executive Officer until the company was acquired by Agrify (NASDAQ: AGFY) in 2020. Prior to that, in 2015, Mr. Cooper founded Apptuto, a 500

Startups accelerator portfolio company focused on mobile-first consumer edtech, where he served as Chief Executive Officer until 2017. Before starting his entrepreneurial career, Mr. Cooper gained experience in investment banking serving as Investment Manager at Al Nahdha Investment and Abu Dhabi Capital Group, a prominent family office in Abu Dhabi, UAE, where he was responsible for managing the Private Equity and Venture Capital portfolios from 2010 to 2015. From 2003 to 2009, Mr. Cooper was a Senior Associate at Macquarie Bank, operating out of the London and Sydney offices. Mr. Cooper holds a Bachelor of Commerce Degree from the University of Sydney Australia, where he was a resident of St. Johns College and Ellwood Scholarship recipient. Mr. Cooper is a CFA® charterholder, CFA Institute, and is a former Chartered Accountant and lapsed member of the Institute of Chartered Accountants England and Wales.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Director Independence

Because our Common Stock is listed on the NYSE American, we are required to comply with the applicable rules of such exchange in determining whether a director is independent. The Board has determined, based on information provided by each director concerning his or her background, employment and affiliations, that each of Mr. Burger and Mr. Nichols qualifies as independent as defined under the applicable NYSE American and SEC rules. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership or our Common Stock held by each non-employee director.

Board Committees

The Board directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the Board and standing committees. The standing committees are the audit committee (the “Audit Committee”), the compensation committee (the “Compensation Committee”) and the nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). In addition, each committee reviews and assesses the adequacy of its charter and submits its charter to the board of directors for approval. Copies of each committee’s charter are posted on our website at https://ir.flyvolato.com/corporate-governance/board-committees under the “Investor Relations” section. The information contained on or that can be accessed through our website is not incorporated by reference into this Amendment, and you should not consider such information to be part of this Amendment.

Audit Committee

The Audit Committee of our Board is composed of Directors Burger and Nichols, each of whom is an independent director under the NYSE American listing standards and applicable SEC rules. Director Nichols serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate, and our Board has determined that Director Nichols qualifies as an “audit committee financial expert” as defined in applicable SEC rules. None of the Audit Committee members serves on the audit committee of more than three public companies.

The primary functions of the Audit Committee are to:

•select, retain, compensate, evaluate, oversee, and where appropriate, terminate the independent registered public accounting firm to audit our financial statements;

•help to ensure the independence and performance of the independent registered public accounting firm;

•approve audit and non-audit services and fees;

•review financial statements and discuss with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

•prepare the audit committee report that the SEC requires to be included in our annual proxy statement;

•review reports and communications from the independent registered public accounting firm;

•review the adequacy and effectiveness of our internal controls and disclosure controls and procedure;

•review our policies on risk assessment and risk management;

•review and monitor conflicts of interest situations, and approve or prohibit any involvement in matters that may involve a conflict of interest or taking of a corporate opportunity;

•review the overall adequacy and effectiveness of our legal, regulatory and ethical compliance programs and reports regarding compliance with applicable laws, regulations and internal compliance programs;

•review related party transactions; and

•establish and oversee procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board is composed of Directors Burger and Nichols, each of whom is an independent director, and Director Burger serves as the chairperson of the Nominating and Corporate Governance Committee.

The primary functions of the Nominating and Corporate Governance Committee include:

•reviewing the qualifications of, and recommending to the Board, proposed nominees for election to the Board and its committees, consistent with criteria approved by the Board;

•developing, evaluating, and recommending to the Board corporate governance practices applicable to the Company; and

•facilitating the annual performance review of the Board and its committees.

Guidelines for Selecting Director Nominees. The Committee assess and makes recommendations to the Board regarding desired qualifications, expertise, and characteristics of Board members, which assessment may include numerous factors, such as:

•professional ethics and integrity;

•judgment, business acumen, proven achievement and competence in one’s field;
•the ability to exercise sound business judgment;

•tenure on the Board and skills that are complementary to the Board;

•an understanding of the Company’s business;

•an understanding of the responsibilities required of a Board member;

•other time commitments, diversity with respect to professional background; and

•the current composition, organization, and governance of the Board and its committees.

Compensation Committee

The Compensation Committee of our Board is composed of Directors Burger and Nichols, each of whom is an independent director, while Director Nichols serves as the chairman of the Compensation Committee. We have adopted a compensation committee charter, which details the principal functions of the Compensation Committee, including:

•oversight of our overall compensation philosophy and compensation policies, plans and benefit programs;

•review and recommendation for approval to the Board the compensation for our executive officers and directors;

•preparation of the compensation committee report that the SEC requires to be included in our annual proxy statement, if required; and

•administration our equity compensation plans.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel, or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel, or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by the NYSE American and the SEC.

Compensation Committee Interlocks and Insider Participation

No person who has served as a member of the Compensation Committee during the last completed fiscal year (i) was, during that fiscal year, an officer or employee of Volato, (ii) was formerly an officer of Volato or (iii) had any relationship, or was a party to any transaction, requiring disclosure by Volato under any paragraph of Item 404 of Regulation S-K.

No executive officer of Volato Group served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of Volato.No executive officer of Volato served as a director of another entity, one of whose executive officers served on the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of Volato.

No executive officer of Volato served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Volato.

Corporate Governance Guidelines

The Corporate Governance Guidelines adopted by the Board, which include guidelines for determining director independence, are published on Volato’s website at http://ir.flyvolato.com, in the “Investor Relations-Governance-Governance Documents” section, and are available in print to any stockholder upon request. That section of the website makes available Volato’s corporate governance materials, including Board committee charters. Those materials are also available in print to any stockholder upon request.

Code of Ethics

All directors, officers and employees of Volato are expected to act ethically at all times and in accordance with the policies comprising our Code of Ethics and Business Conduct (the “Code”) which is available on our website at http://ir.flyvolato.com, in the “Investor Relations-Governance-Governance Documents” section, and is available in print to any stockholder upon request. Any waiver or any implicit waiver from a provision of the Code applicable to our chief executive officer, chief financial officer, chief accounting officer, or any amendment to the Code must be approved by the Board. We will disclose on our website amendments to, and, if any are granted, any such waiver of, the Code. Our Audit Committee is responsible for applying the Code to specific situations in which questions are presented to it and has the authority to interpret the Code in any particular situation. If, after investigating any potential breach of the Code reported to it, the Audit Committee determines (by majority decision) that a breach has occurred, it will inform the Board of Directors.

Upon being notified that a breach has occurred, the Board (by majority decision) will take or authorize such disciplinary or preventive action as it deems appropriate, after consultation with the Audit Committee and/or Volato’s outside counsel, up to and including dismissal or, in the event of criminal or other serious violations of law, notification of the SEC or other appropriate law enforcement authorities.

Involvement in Certain Legal Proceedings

During the past ten years, we are not aware of any events that have occurred that are material to an evaluation of the ability or integrity of any executive officer, key employee or director of the Company, and that are required to be disclosed pursuant to Item 401(k) or Regulation SK, other than as follows.

Mr. Liotta was the Chief Executive Officer and a member of the board of directors of PodPonics, Inc. in May 2016 when that company made a voluntary filing for bankruptcy under Chapter 7.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based on its review of the forms filed with the SEC, or representations from reporting persons, the Company believes that during the fiscal year ended December 31, 2024 all of its directors, executive officers, and greater than 10% beneficial owners filed such reports in a timely manner, except for (i) our then serving Chief Technology Officer who was unable to timely file an initial statement of ownership on Form 3 and Statement of Changes in Beneficial Ownership on
Form 4 reporting an option exercise on March 28, 2024 and (ii) a director, Mr. Burger who was unable to timely file an initial statement of ownership on Form 3 and Statement of Changes in Beneficial Ownership on Form 4 reporting the receipt of a restricted stock unit award.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees of the Company. The policy is included as Exhibit 19.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the rules promulgated under the Securities Act. As such, we have opted to comply with the executive compensation disclosure rules applicable to such companies. By doing so, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, exemptions from certain narrative and tabular disclosure obligations regarding executive and director compensation in connection with our obligations under this Registration Statement, including the requirement to include a Compensation Discussion and Analysis, and scaled financial reporting.
Consistent with the scaled disclosure available to emerging growth companies, the following table sets forth information about the compensation paid to our principal executive officer, and our two other most highly compensated executive officers, for services rendered for the years ended December 31, 2023 (including pre-Business Combination) and 2024. These executives are referred to as the named executive officers or “NEOs.”

For fiscal year 2024, our named executive officers were:

•Matthew Liotta, Chairman of the Board, Chief Executive Officer, and President (Co-founder of Volato, Inc.);

•Keith Rabin, former President;

•Michael Prachar, Chief Operating Officer; and

•Mark Heinen, Chief Financial Officer.

Summary Compensation Table

The following table provides information concerning compensation awarded to, earned by, and paid to each of the named executive officers for services rendered to us in all capacities during the years ended December 31, 2024 and 2023, respectively:

Name and principal position	Year	Salary ($)	Equity Awards($)(1)	Other(2)	Total
Matthew Liotta	2024	117,750	415,412	7,675	540,837
Chair and Chief Executive Officer(3)	2023	215,208	—	5,041	220,249
Keith Rabin	2024	218,932	61,408	14,611	294,951
Former President(4)	2023	252,604	104,448	13,720	370,772
Michael Prachar	2024	227,906	42,500	15,150	285,556
Chief Operating Officer(5)	2023	193,924	—	10,806	204,730
Mark Heinen	2024	266,656	104,477	17,460	388,593
Chief Financial Officer(6)	2023	25,930	—	26,375	52,305

(1) Represents (i) the aggregate grant date fair value of option awards granted under the Volato, Inc. 2021 Equity Incentive Stock Plan and (ii) the aggregate grant date fair value of restricted stock unit awards granted under the Volato Group, Inc. 2023 stock incentive plan, each calculated in accordance with Financial Accounting Standards Board ASC Topic 718-Stock Compensation and using the assumptions contained in Note 2 to the financial statements included in this Annual Report.

(2) Represents amounts received through the Company’s 401(k) matching policy and life insurance, accidental death and dismemberment, short-term disability and long-term disability premiums.

(3) Mr. Liotta’s annualized salary decreased from $310,000 to $2,400 effective June 1, 2024.

(4) Mr. Rabin commenced employment with the Company on April 25, 2022, and was promoted to President as of May 1, 2023, and previously served as Chief Financial Officer until November 28, 2023. Mr. Rabin’s annualized salary amount was $225,000, which increased to $300,000 on August 18, 2023 and decreased to $277,500 effective June 1, 2024. On July 19, 2024, Mr. Rabin resigned as President as of the Company.

(5) Mr. Prachar’s annualized salary decreased from $235,000 to $223,250 effective June 1, 2024.

(6) Mr. Heinen’s annualized salary decreased from $275,000 to $261,250 effective June 1, 2024.

Narrative Disclosure to Summary Compensation Table

Compensation Philosophy

Our executive compensation philosophy is rooted in our values, which emphasize transparency. Therefore, we seek to establish a compensation structure that is easily understood and applied. Our successful compensation structure rewards performance for living and demonstrating our values, achieving challenging objectives that propel us forward, and driving stockholder value, while ensuring the sustainability and long-term viability and value of the Company. Compensation not only rewards performance, it is an essential tool that can be deployed to attract and retain top talent aimed to deliver results for stockholders.

Our compensation plan, as with all other business plans, will be reviewed and adjusted at regular intervals consistent with the market, business achievements, pay equity, experience, and individual negotiations. We engaged an independent compensation consultant to help advise on the executive compensation program. Base pay adjustments reflect job duties, responsibilities, and macroeconomic drivers. Short-term and long-term incentive compensation (i.e., bonus and equity) reward performance towards objectives and enhancing stockholder value.

Employment Agreements

We previously entered into the employment agreements with each of our named executive officers, in order to promote retention and service following the consummation of the Business Combination, to incentivize the executives to continue to grow the Company and its market position, and to better reflect each executive’s value to the Company and its stakeholders. These agreements became effective on December 1, 2023. On September 5, 2024, the Board provided notice to each of the parties to an employment agreement that the Company elected not to renew the employment agreements pursuant to the terms of such employment agreements. On November 30, 2024, each employment agreement expired according to its respective terms. As such, each executive officer of the Company currently is employed on an at-will basis, meaning that either such executive officer or the Company may terminate such executive officer’s employment at any time for any reason. Nonetheless, the Company anticipates that each executive officer will continue to serve in his existing capacity under substantially the same compensatory terms as contained in the applicable Employment Agreement.

Positions and Base Salary

Matthew Liotta. Mr. Liotta’s employment agreement provided for him to serve as our Chief Executive Officer at an annual base salary of $310,000. Mr. Liotta’s annualized salary decreased to $2,400 effective June 1, 2024.

Keith Rabin. Mr. Rabin’s employment agreement provided for him to serve as our President at an annual base salary of $300,000. On July 19, 2024, Keith Rabin, resigned as President as of the Company. In connection with Mr. Rabin’s separation, the Company and Mr. Rabin mutually agreed to terminate Mr. Rabin’s employment agreement. Mr. Rabin’s annualized salary amount increased to $300,000 on August 18, 2023 and decreased to $277,500 effective June 1, 2024.

Michael Prachar. Mr. Prachar’s employment agreement provided for him to serve as our Chief Operating Officer at an annual base salary of $235,000. Mr. Prachar’s annualized salary decreased to $223,250 effective June 1, 2024.

Mark Heinen. Mr. Heinen’s employment agreement provided for him to serve as our Chief Financial Officer at an annual base salary of $275,000. Mr. Heinen’s annualized salary decreased to $261,250 effective June 1, 2024.

Annual Incentive Bonuses

The employment agreements provided that, for each calendar year of the term, each named executive officer will be eligible to receive an annual target bonus in an amount equal to one hundred percent (100%) of the executive’s base salary (each, an “annual bonus”), with an opportunity to receive a maximum bonus of 200% of the executive’s base salary, based on the achievement of such performance factors and such other terms and conditions as may be established by the Board and/or the Compensation Committee. These employment agreements also provided that, depending on results, the executive’s actual bonus may be higher or lower than the target bonus amount. The decision to award any annual bonus and the amount and terms of any annual bonus is in the sole discretion of the Board or the Compensation Committee. Due to the performance of the Company, the named executive officers were not eligible to receive an annual bonus related to the calendar year ended December 31, 2023 and 2024.

Long-Term Equity Incentives

The employment agreements provided that each executive would be granted an equity award for such number of shares of the Common Stock as may be determined by the Board and/or the Compensation Committee. The initial equity award includes a performance-based vesting condition, pursuant to which (i) thirty percent (30%) of the number of shares of Common Stock subject to the initial award shall vest and, if applicable, become exercisable upon the market price of the Common Stock (as determined based on trading on an applicable stock exchange) being equal to or exceeding $12.50 per share for thirty (30) consecutive trading days, and the remaining seventy percent (70%) of the number of shares of Common Stock subject to the initial award shall vest and, if applicable, become exercisable upon the market price of the Common Stock being equal to or exceeding $15.00 per share for thirty (30) consecutive trading days. The Board granted initial restricted stock unit (“RSU”) awards in 2024 as follows:

Name and principal position	RSU Awards
Matthew Liotta
Chair and Chief Executive Officer	183,580
Keith Rabin
Former President	55,000
Michael Prachar
Chief Operating Officer	42,630
Mark Heinen
Chief Financial Officer	47,840

Benefits

The employment agreements provided that each executive would be entitled to participate in employee benefit plans of Volato, Inc., such as a 401(k) plan, life insurance, group health insurance and disability insurance. Volato, Inc. currently pays for 100% of health insurance premiums for employees and 75% for dependents. All benefit plans are subject to change at Volato’s discretion.

Term

Each employment agreement had a one-year term commencing upon consummation of the Business Combination, with automatic renewal for an additional six months, unless either party provides 30 days’ notice not to renew. On September 5, 2024, the Board provided notice to each of the parties to an employment agreement that the Company elected not to renew the employment agreements pursuant to the terms of such employment agreements. On November 30, 2024, each employment agreement expired according to its respective terms. As such, each executive officer of the Company currently is employed on an at-will basis, meaning that either such executive officer or the Company may terminate such executive officer’s employment at any time for any reason. Nonetheless, the Company anticipates that each executive officer will continue to serve in his existing capacity under substantially the same compensatory terms as contained in the applicable employment agreement.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table summarizes the outstanding equity awards held by our named executive officers as of December 31, 2024.

Option Awards
Name	Number of Securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Matthew Liotta	—	—	—	—
Michael Prachar(1)	12,847	—	3.50	3/10/2032
Mark Heinen	—	—	—	—
Keith Rabin	—	—	—	—

(1) Mr. Prachar’s options vested over a term of 1/48 with a one year cliff.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Matthew Liotta(1)	—	—	20,676	5,065
Michael Prachar(2)	—	—	2,212	542
Mark Heinen(3)	—	—	6,198	1,519
Keith Rabin	—	—	—	—

(1) Mr. Liotta holds 13,332 RSUs that vest 25% of the shares subject to 12 months of continuous employment on the vesting commencement date and 1/48th shall vest subject to continuous employment thereafter and 7.344 performance based RSU’s that vest upon SOAR's common stock achieving a specified price per share.

(2) Mr. Prachar holds 506 RSUs that vest 25% of the shares subject to 12 months of continuous employment on the vesting commencement date and 1/48th shall vest subject to continuous employment thereafter and 1,706 performance based RSU’s that vest upon SOAR's common stock achieving a specified price per share.

(3) Mr. Heinen holds 3,692 RSUs that vest 25% of the shares subject to 12 months of continuous employment on the vesting commencement date and 1/48th shall vest subject to continuous employment thereafter, 592 RSU’s that vest evenly over 4 years, and 1,914 performance based RSU’s that vest upon SOAR's common stock achieving a specified price per share.

Compensation of Directors

Other than with respect to Matthew Liotta, our Chairman of the Board, CEO, and President whose compensation as such is reflected on the Summary Compensation Table above, the table below details the compensation paid to our directors for their service as a director during the fiscal year ended December 31, 2024.

Commencing in 2024, the Board suspended cash compensation for directors and granted restricted stock units in consideration for their service through the 2024 annual meeting.

As described below, the non-employee directors received restricted stock units (“RSU”) awards for their service on the Company’s Board during the fiscal year ended December 31, 2024. Mr. Liotta and Mr. Cooper did not receive fees for service on the Board for the fiscal year ended December 31, 2024.

Name	Cash Fees ($)(1)	RSU awards ($)(2)	Total ($)
Michael D. Nichols	—	28,349	28,349
Christopher Burger	—	24,038	24,038
Nicholas Cooper	—	—	—
Peter Mirabello(3)	18,125	—	18,125
Katherine Arris-Wilson(4)	22,156	—	22,156
Dana Born(4)	21,875	—	21,875
Joan Garrett(3)	14,375	—	14,375
Fred Colon(5)	—	—	—
(1) All cash fees for board members were suspended effective, March 31, 2024.

(2) Represents the aggregate grant date fair value of restricted stock unit awards granted under the Volato Group, Inc. 2023 stock incentive plan, calculated in accordance with Financial Accounting Standards Board ASC Topic 718-Stock Compensation and using the assumptions contained in Note 2 to the financial statements included elsewhere herein.

(3) Mr. Mirabello and Ms. Garrett resigned from the Board effective April 17, 2024.

(4) Ms. Arris-Wilson and Ms. Dana Born resigned from the Board effective April 18, 2024.

(5) Mr. Colon was elected to the Board on April 23, 2024 and resigned from the Board effective June 4, 2024.

Additionally, other than Matthew Liotta, our Chair and CEO, whose compensation is reflected on the Summary Compensation Table above, the directors of pre-Business Combination Volato, Inc. included independent directors Joan Sullivan Garrett, Michael D. Nichols, and Robert George (whose Board service ended upon the consummation of the Business Combination). These directors earned cash compensation for their service as a director during the fiscal year ended December 31, 2023, in the following annualized amounts, calculated on a pro-rated basis from April 1, 2023 (or later start of service date) to December 31, 2023 or earlier end of service.

•$57,500 for his or her Volato, Inc. board service;

•$50,000 for service as Chair of the board starting on July 1, 2023;

•$14,500 for service as chair of the Compensation Committee, a committee appointed by the board to evaluate director and executive officer compensation; and

•$6,125 for service as a member of the Compensation Committee.

Ms. Garrett received $68,125 for services as (i) a board member from April 1, 2023 through December 31, 2023, (ii) chairperson from July 1, 2023 through December 31, 2023, and (iii) a member of the compensation working group from April 1, 2023 through December 31, 2023.

Mr. Nichols received $58,594 for services as (i) a board member from April 1, 2023 through December 31, 2023, and (ii) Chairperson and member of the Compensation Committee from July 1, 2023 through December 31, 2023.

Mr. George received $26,510 for services as a member of the Compensation Committee from July 1, 2023 through December 2, 2023. Amounts paid to Mr. Nichols and Ms. Garrett for services in December of 2023 are inclusive of and in lieu of any payments to be made to them for services as directors of the Volato Group, Inc. board for that month.

Policy and Practices on Timing of Granting Options

While we do not have a formal policy in place with regards to the timing of awards of options (or other equity awards) in relation to the disclosure of material nonpublic information, our practice is to not grant any such awards at a time when we are in possession of material nonpublic information and we generally do not grant stock options or similar awards during blackout periods established under our Insider Trading Policy or at any time during the four business days prior to, or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that disclosed material nonpublic information. In addition, we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Clawback Policy

The Board has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act of 1934, the rules promulgated thereunder, and the listing standards of the national securities exchange on which the Company’s securities are listed. The Clawback Policy is included as Exhibit 97.1 to this Annual Report.

Summary of the Volato, Inc. 2021 Equity Incentive Plan (the “2021 Plan”)

The 2021 Plan was assumed by PACI prior to consummation of the Business Combination and was previously the Company’s sole equity compensation plan. Following consummation of the Business Combination, the 2021 Plan continued on its own terms, except that:

•Volato, Inc. common stock covered by awards granted under the 2021 Plan became shares of the Company’s Common Stock;

•All references in the 2021 Plan to a number of shares of Volato, Inc. common stock were amended to refer instead to that number of shares of the Company’s Common Stock as adjusted by an exchange ratio;

•Employees and consultants of Volato, Inc. (or any other affiliate of Volato, Inc.) became eligible to receive awards under the 2021 Plan;

•The Company’s Compensation Committee became the administrator of the 2021 Plan (the “Administrator”); and

•Certain other minor technical revisions were made.

Purpose and Eligibility.

The 2021 Plan’s purposes are carried out by the granting of awards to selected eligible individuals. Awards under the 2021 Plan may be granted to selected employees, directors, and consultants of the Company or its affiliates in the discretion of the Administrator. Only employees are eligible to receive incentive stock options.

The 2021 Plan became effective on August 13, 2021 and will remain in effect until August 12, 2031 unless terminated earlier by the Board; however, once the Volato Group, Inc. 2023 Stock Incentive Plan (the “2023 Plan”) was approved by the stockholders, no further grants were made under the 2021 Plan. The 2021 Plan was amended and restated in connection with the assumption by PACI to reflect the effect of the Business Combination by modifying eligibility as described above, to reflect PACI’s assumption of the 2021 Plan, to clarify that Common Stock will be issued under the 2021 Plan, and to adjust the number of shares issuable under the 2021 Plan by the exchange ratio of 1.01508, and to make other minor technical revisions.

No awards were granted or will be granted under the 2021 Plan after the 2023 became effective on December 1, 2023 (the “2023 Plan Effective Date”). Awards granted under the 2021 Plan that will be outstanding on the 2023 Plan Effective Date will be accelerated or continued in accordance with their terms subject to vesting schedules pursuant to the applicable restricted stock award agreement or option agreement; provided that, in each case, the participant continues to be employed or in service with the Company or an affiliate through each applicable vesting date.

Administration; Amendment and Termination.

Following the Business Combination, the Compensation Committee, subject to PACI Board oversight, became the Administrator of the 2021 Plan. To the extent required under Rule 16b-3 of the Exchange Act, the Compensation Committee consists solely of two or more “non-employee” directors as that term is defined in Rule 16b-3, or as may otherwise be permitted under Rule 16b-3.

The 2021 Plan and awards made under the 2021 Plan may be amended, suspended, or terminated at any time by the Administrator, with respect to awards, subject to the following: (a) stockholder approval of any 2021 Plan amendment if required by applicable laws, rules, or regulations, and (b) except as otherwise provided in the 2021 Plan, an amendment or termination of an award may not materially adversely affect the rights of the recipient of the award without the recipient’s consent.

Share Limitations.

The 2021 Plan authorizes the issuance of 108,974 shares (subject to adjustment for anti-dilution purposes), all of which may be issued under the 2021 Plan pursuant to incentive stock options. As described above, as a result of the Business Combination, this limit was adjusted by an exchange ratio. As of the date of the Business Combination on December 1, 2023, 94,038 shares were subject to outstanding awards, and no shares remained available for the grant of awards.

Types of Awards.

The types of awards authorized under the 2021 Plan are described below and include: stock options in the form of nonqualified options and incentive stock options and restricted stock awards. Subject to the terms of the 2021 Plan, the Administrator has broad authority to determine the terms and conditions of awards.

Options. Options granted under the 2021 Plan may be incentive options or nonqualified options. Incentive options may be granted only to our employees, not to consultants or non-employee directors. The Administrator will determine the exercise price for options. The exercise price may be no less than 100% of the fair market value per share of Common Stock on the date the option is granted, or 110% of the fair market value for incentive stock options granted to an employee who owns more than 10% of the total combined voting power of all classes of our stock. The preceding exercise price restrictions do not apply to certain options assumed or substituted in a merger or other transaction where the exercise price is adjusted in accordance with applicable tax regulations. The option period may not exceed 10 years (or five years with respect to an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or a parent, subsidiary, as provided in the 2021 Plan). Options are exercisable after termination of employment only to the extent specified by the Administrator in grants of individual awards.

Restricted Stock Awards. Under the terms of the 2021 Plan, the Administrator may grant restricted stock awards to participants in such numbers, upon such terms and at such times as the Administrator determines. Restricted stock awards are transfers of shares of the Company’s Common Stock subject to vesting conditions established by the Administrator. Until the transferee satisfies the vesting conditions or forfeits the shares, the share certificates are held in escrow or secured in another manner satisfactory to the Administrator. If and when the vesting conditions are satisfied, the shares are released to the transferee. Forfeited shares become eligible for reissuance under the Plan.

Summary of the 2023 Plan

Key Plan Provisions

The following paragraphs provide a summary of principal features of the 2023 Plan and its operation. However, this summary is not a complete description of all provisions of the 2023 Plan and is qualified in its entirety by the specific language of the 2023 Plan.

Awards may be granted under the 2023 Plan until December 1, 2033, unless earlier terminated by the Board or the Compensation Committee, but no incentive stock options may be granted after November 28, 2033.

•The 2023 Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options) stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards.

•We have reserved a pool of shares of Common Stock for issuance pursuant to awards under the 2023 Plan equal to 224,347 shares.

•The 2023 Plan is administered by the Board or, upon delegation by the Board, the Compensation Committee or such committee as permitted by the 2023 Plan.

The 2023 Plan includes several features that our Board believes reflect responsible compensation and governance practices and promote the interests of our stockholders, including the following “best practices”:

Prudent Share Request and Efficient Use of Equity. Under the terms of the 2023 Plan, no more than 20% of the issued and outstanding shares of our Class A Common Stock as of the date of Closing will be authorized for issuance under the plan (subject to adjustment for anti-dilution purposes). We are committed to the efficient use of equity awards and are mindful to ensure that our equity compensation program does not overly dilute our existing stockholders. To that end, the Compensation Committee will consider potential stockholder dilution, including burn rate and overhang, in the design and administration of equity awards.

Independent Committee. The 2023 Plan will be administered by the Compensation Committee. All members of the Compensation Committee are intended to qualify as “independent” under the NYSE listing standards and as “non-employee directors” under Rule 16b-3 adopted under the Exchange Act.

No Discounted Stock Options or SARs and Limit on Option and SAR Terms. Stock options and stock appreciation rights, or SARs, must have an exercise price or base price, as applicable, equal to or greater than the fair market value (which is generally defined to be the closing sale price on the trading day immediately preceding the date of grant) of our Class A Common Stock on the date of grant. In addition, the term of an option or SAR cannot exceed 10 years.

No Stock Option or SAR Repricings Without Stockholder Approval. The 2023 Plan prohibits the repricing of stock options or SARs without the approval of stockholders. This 2023 Plan provision applies to (i) direct repricings (lowering the exercise price of an option or the base price of an SAR), (ii) indirect repricings (exchanging an outstanding option or SAR that is under water for cash, for options or SARs with an option price or base price less than that applicable to the original option or SAR, or for another equity award) and (iii) any other action that would be treated as a repricing under applicable stock exchange rules (subject to anti-dilution adjustments).

Robust Minimum Vesting Requirements for stock-based awards. The 2023 Plan generally imposes a minimum vesting period of one year for Stock Options, SARs and other stock-based awards other than in the cases of death, disability, retirement or a change in control. The Administrator may provide for the grant of awards with shorter or no vesting periods but only with respect to awards covering no more than five percent of the shares authorized for issuance under the 2023 Plan and in certain other limited circumstances. We believe that our vesting and award practices are responsible and further our incentive and retention objectives.

No Automatic “Single Trigger” Vesting Upon Change of Control. The 2023 Plan provides for double trigger treatment of awards upon a Change of Control and does not provide for automatic “single trigger” change of control vesting. Specifically, awards will vest upon a change of control only if (i) awards are not assumed, substituted or continued, or (ii) when such awards are assumed, substituted or continued, only if a participant’s employment is terminated beginning six months before and ending one year after the change of control (or such other period after a change of control as may be stated in a participant’s employment agreement, change in control agreement or similar agreement or arrangement, if applicable after the change of control) and only if such termination of employment or service is without cause or for good reason. Notwithstanding the prior sentence, unless an individual award agreement expressly provides otherwise, in the event that a participant has entered into, or is a participant in, an employment agreement, change of control agreement or plan or similar agreement, plan or arrangement with us, the participant will be entitled to the greater of the benefits provided upon a change of control under the 2023 Plan or the respective employment agreement, change of control agreement or similar agreement, plan or arrangement, and such employment agreement, change of control agreement or similar agreement, plan or arrangement will not be construed to reduce in any way the benefits otherwise provided to a participant upon the occurrence of a change of control as defined in the 2023 Plan.

Prudent Change of Control Provisions. The 2023 Plan includes prudent “change of control” triggers such as requiring a change in beneficial ownership of more than 50% of our voting stock or other voting securities or consummation (rather than stockholder approval) of a merger or other transaction in which the holders of our common stock or other voting securities immediately prior to the transaction have voting control over less than 50% of the voting securities of the surviving corporation immediately after such transaction in order for a “change of control” to be deemed to have occurred.

Prohibition of Certain Share Recycling, or “Liberal Share Counting”. The 2023 Plan imposes conservative counting and share recycling provisions for awards. For instance, shares subject to awards that are tendered or withheld to satisfy tax withholding requirements, or payment of an option or SAR exercise price or in connection with net settlement of an award will not be added back for reuse under the 2023 Plan, nor will any shares repurchased on the open market with the portion of the proceeds of an option exercise that represents payment of the exercise price.

No Grants of “Reload” Awards. The 2023 Plan does not provide for “reload” awards (the automatic substitution of a new award of like kind and amount upon the exercise of a previously granted award).

Forfeiture and Clawback. The 2023 Plan authorizes the Administrator to require forfeiture and/or recoupment of plan benefits if a participant engages in certain types of detrimental conduct and to require that a participant be subject to any compensation recovery policy or similar policies that may apply to the participant or be imposed under applicable laws.

No Dividends or Dividend Equivalents on Unearned Awards. Dividends and dividend equivalents on awards issued under the 2023 Plan may only be paid if and to the extent the award has vested or been earned, and no dividends may be paid on shares that are subject to options or SARs.

Limits on Transferability of Awards. Unless permitted by the Administrator, the 2023 Plan does not permit awards to be transferred for value or other consideration.

Duration of the 2023 Plan

The 2023 Plan became effective upon the 2023 Plan Effective Date and will remain in effect until the tenth anniversary minus one day of the 2023 Plan Effective Date unless terminated earlier by our Board.

Shares Reserved for Issuance Under the 2023 Plan

The maximum aggregate number of shares that we may issue pursuant to awards granted under the 2023 Plan may not exceed 20% of the issued and outstanding shares of our Common Stock as of consummation of the Business Combination. Of the amount described in the preceding sentence, no more than 20% of the post-Business Combination total shares of our Common Stock may be issued under the 2023 Plan pursuant to the grant of incentive stock options (subject to adjustment for anti-dilution purposes as described below).

If an award is canceled, terminates, expires, is forfeited or lapses for any reason, any unissued or forfeited shares subject to the award will again be available for issuance pursuant to awards granted under the 2023 Plan. The following also are not included in calculating the 2023 Plan share limitations described above: (a) awards which are settled in cash and (b) dividends, including dividends paid in shares, or dividend equivalents paid in connection with outstanding awards. If the full number of shares subject to an award is not issued for by reason of the failure to achieve maximum performance factors or other criteria, only the number of shares issued and delivered will be considered for purposes of determining the number of shares remaining available for issuance pursuant to awards granted under the 2023 Plan.

In addition, (i) shares issued under the 2023 Plan through the settlement, assumption or substitution of outstanding awards granted by another entity or obligations to grant future awards as a condition of or in connection with a merger, acquisition or similar transaction involving our acquisition of another entity will not reduce the maximum number of shares available for delivery under the 2023 Plan, and (ii) available shares under a stockholder approved plan of an acquired company (as appropriately adjusted to reflect the transaction) may be used for awards under the 2023 Plan and will not reduce the maximum number of shares available under the 2023 Plan, subject, in the case of both (i) and (ii), to applicable stock exchange listing requirements, if any.

The following shares may not again be made available for issuance as awards under the 2023 Plan: any shares (a) withheld or delivered to satisfy the tax withholding requirements for an award or withheld or delivered to pay the exercise price related to an option or SAR, (b) not issued or delivered as a result of the net settlement of an award or (c) repurchased on the open market with the portion of the proceeds of the exercise of an option that does not exceed the exercise price.

The number of shares reserved for issuance under the 2023 Plan and the terms of outstanding awards may be adjusted in the event of an adjustment in the capital structure of the Company (such as adjustments due to a merger, stock split, stock dividend or similar event), as provided in the 2023 Plan.

Administration

The 2023 Plan will be administered by our Compensation Committee subject to the oversight of our Board. Each member of our Compensation Committee is intended to be independent under applicable SEC Rule 16b-3 and the NYSE American company guide. Our Board and Compensation Committee are also referred to in this discussion collectively as the “Administrator.” Our Board may delegate powers of the Administrator to one or more officers who are not subject to Section 16 of the Exchange Act.

Subject to the terms of the 2023 Plan, the Administrator’s authority includes but is not limited to the authority to: (a) determine all matters relating to awards, including selection of individuals to be granted awards, the types of awards, the number of shares of our Common Stock, if any, subject to an award, the vesting conditions applicable to an award, and the other terms, conditions, restrictions and limitations of an award; (b) prescribe the form or forms of agreements evidencing awards granted under the 2023 Plan; (c) establish, amend and rescind rules and regulations for the administration of the 2023 Plan; (d) correct any defect, supply any omission or reconcile any inconsistency in the 2023 Plan or in any award or award agreement, including unilateral authority to amend the 2023 Plan to comply with applicable law; and (e) construe and interpret the 2023 Plan, awards and award agreements made under the 2023 Plan, interpret rules and regulations for administering the 2023 Plan and make all other determinations deemed necessary or advisable for administering the 2023 Plan. Vesting conditions may vary among individuals and may include attainment of performance objectives, continued service or employment for a specified period, or other provisions related to the purpose of the compensation and may provide for acceleration of vesting upon retirement, disability, death or other conditions specified by the Administrator. Performance measures may vary among individuals and will be based upon such performance factors or criteria as the Administrator determines.

The Administrator also has the authority (a) to accelerate the date on which awards become exercisable, vest or are considered to be earned, to adjust or modify performance factors or criteria and (c) to adjust the terms or conditions of awards in response to or in anticipation of extraordinary items, transactions, events or developments impacting us or our financial statements, or changes in applicable law.

Amendment and Termination

The 2023 Plan and awards made under the 2023 Plan may be amended, suspended or terminated at any time by our Board (or the Administrator, with respect to awards). However, stockholder approval of any 2023 Plan amendment is required if required by applicable laws, rules or regulations, and, except as otherwise provided in the 2023 Plan, an amendment or termination of an award may not materially adversely affect the rights of the recipient of the award without the recipient’s consent; provided, however, that recipient consent is not required when such change is necessary to comply with applicable law or changes to applicable law. In addition, and except for adjustments made pursuant to a change in our Common Stock pursuant to a merger, consolidation, recapitalization or reorganization, or if our Board declares a stock dividend, stock split distributable in shares of our Common Stock, reverse stock split, other distribution (other than an ordinary or regular cash dividend) or combination or reclassification of our Common Stock, or if there is a similar change in our capital stock structure affecting our common stock (excluding conversion of convertible securities and/or the exercise of warrants by their holders, or in connection with a change of control), stockholder approval is required to take any action with respect to an option or SAR “repricing,” that is, (i) amending the terms of outstanding options or SARs to reduce the exercise price, (ii) exchanging outstanding options or SARs for cash, options or SARs with an exercise price that is less than the exercise price of the original option or SAR or for other equity awards at a time when the original option or SAR has an exercise price above the fair market value of our common stock or (iii) other action that would be treated as a repricing under any applicable stock exchange rules (other than adjustments for anti-dilution purposes).

Types of Awards

The types of awards authorized under the 2023 Plan are described below and include: restricted stock awards; restricted stock units (“RSUs”); incentive stock options; nonqualified stock options; SARs, which may be granted to the holder of an option with respect to all or a portion of the shares of our Common Stock subject to the option or may be granted separately to an eligible individual; performance awards, which may be either performance shares or performance units; phantom stock awards; other cash-based and stock-based awards; and dividend equivalent awards. Subject to the terms of the 2023 Plan, the Administrator has broad authority to determine the terms and conditions of awards. All awards that constitute “nonqualified deferred compensation” within the meaning of Section 409A of the IRC must comply with the restrictions imposed by that section.

Options

Options granted under the 2023 Plan may be incentive options or nonqualified options. Incentive options may be granted only to our employees, not to independent contractors or non-employee directors. The Administrator will determine the exercise price for options. The exercise price may be no less than 100% of the fair market value per share of our Common Stock on the date the option is granted, or 110% of the fair market value for incentive stock options granted to an employee who owns more than 10% of the total combined voting power of all classes of our stock. The preceding exercise price restrictions do not apply to certain options assumed or substituted in a merger or other transaction where the exercise price is adjusted in accordance with applicable tax regulations.

Pursuant to Section 422 of the IRC and the terms of the 2023 Plan, in no event may there first become exercisable by a participant in any one calendar year incentive options granted by us with respect to shares having an aggregate fair market value (determined at the time an option is granted) greater than $100,000. To the extent that an incentive option granted under the 2023 Plan exceeds this limitation, the excess will be treated as a nonqualified option.

The exercise price is payable in cash or cash equivalent, or, except where prohibited by the Administrator or applicable law, by delivery of shares of our common stock owned by the participant, withholding of shares upon exercise of the option, delivery to a broker of written notice of exercise and irrevocable instructions to promptly deliver to us the amount of sale or loan proceeds to pay the exercise price or by such other payment methods as may be approved by the Administrator and which are acceptable under applicable law (or any combination of these methods).

The Administrator will determine the terms and conditions of an option, the period or periods during which an individual may exercise an option and any conditions on the ability of an individual to exercise an option. The option period may not exceed 10 years (or five years with respect to an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or a parent, subsidiary, as provided in the 2023 Plan). Options are exercisable after termination of employment only to the extent specified by the Administrator in grants of individual awards. The Administrator may, consistent with the terms of the Plan and Section 409A of the IRC, accelerate the date on which options become vested or exercisable.

Restricted Stock Awards

Under the 2023 Plan, the Administrator may grant restricted awards to participants in such numbers, upon terms and at such times as the Administrator determines. Restricted awards may be in the form of restricted stock awards or RSUs that are subject to certain conditions, which conditions must be met in order for such award to vest or be earned, in whole or in part, and no longer subject to forfeiture. Restricted stock awards are payable in shares of Common Stock. RSUs may be payable in cash or shares of Common Stock, or partly in cash and partly in shares of Common Stock, in accordance with the terms of the 2023 Plan and the discretion of the Administrator.

Performance Awards

Performance awards may be in the form of performance shares or performance units. Performance shares are granted with reference to a specified number of shares of our common stock and afford the holder the contingent right to receive shares of our Common Stock, a cash payment or a combination of Common Stock and cash (as determined by the Administrator) with a value equal to the value of the reference shares as of the date on which the performance objectives are achieved. An award of a performance unit is a grant in an amount determined by the Administrator that gives the holder the contingent right to receive shares of our Common Stock, a cash payment or combination of our Common Stock and cash (as determined by the Administrator) equal in value to the amount of the award.

The Administrator will determine, subject to the terms of the 2023 Plan, the performance objectives and other conditions applicable to each performance award. Unless otherwise specified by the Administrator, the recipient of performance units will forfeit upon separation from service any units whose objectives have not been attained at that time. Performance measures may vary between individuals and be based upon such performance factors or criteria as the Administrator determines. The Administrator may, in its sole discretion, accelerate the date that performance units granted to any recipient are deemed to have been earned in whole or in part.

Stock Appreciation Rights

Stock appreciation rights may be granted in the form of either “related SARs” or “freestanding SARs”. A related SAR is granted to the holder of an option with respect to all or a portion of the shares of our Common Stock subject to the related option, and a “freestanding SAR” is an SAR that is granted separately to an eligible individual.

Upon exercise, the holder of a SAR is entitled to receive consideration equal to the number of shares with respect to which the SAR is exercised multiplied by the excess, if any, of the fair market value of a share of our Common Stock on the date of exercise of the SAR over the base price. The base price of a related SAR equals the exercise price of its related option. The base price of a freestanding SAR equals the fair market value of our Common Stock on the date of grant of the SAR. The preceding exercise price restrictions do not apply to certain SARs assumed or substituted in a merger or other transaction where the exercise price is adjusted in accordance with applicable tax regulations.

Payment to the SAR holder may be made in cash, shares of Common Stock (valued at fair market value on the date of the SAR exercise) or a combination of cash and shares of Common Stock, as determined by the Administrator.

Related SARs are exercisable only when their related options are exercisable. A SAR may be granted in tandem with a nonqualified option at any time before the option is completely exercised, terminated, expired or canceled. A SAR may be granted in tandem with an incentive option only at the time of the grant of the option. The exercise of a related SAR precludes the exercise of the related option, and vice versa.

SARs are exercisable according to the terms established by the Administrator and stated in the applicable award agreement. They may not be exercised more than 10 years after the date of grant, or such shorter period as may apply to the related options in the case of related SARs or as may be specified by the award agreement.

Phantom Stock Awards

Phantom stock awards are awards of a number of hypothetical share units, each with a value equal to the fair market value of one share of Common Stock. Upon vesting, the holder of phantom share units is entitled to receive consideration equal to the number of units multiplied by the fair market value of a share of our Common Stock on the date of exercise. Payment may be made, in the discretion of the Administrator, in cash or in shares of our Common Stock valued at fair market value on the applicable vesting date or dates (or other date or dates determined by the Administrator), or in a combination thereof. Payments may be made in a lump sum or upon such other terms consistent with the 2023 Plan and Section 409A of the IRC as may be established by the Administrator. The Administrator will determine the vesting conditions and other terms of each grant, subject to the terms of the 2023 Plan.

Other Cash-Based Awards and/or Stock-Based Awards

The Administrator has the authority to grant other cash-based and/or stock-based awards to eligible individuals. Other stock-based awards may be valued in whole or in part by reference to, or otherwise based on or related to, shares of Common Stock or awards for shares of our Common Stock, including but not limited to other stock-based awards granted in lieu of bonus, salary or other compensation, other stock-based awards granted with vesting or performance conditions, and/or other stock-based awards granted without being subject to vesting or performance conditions (subject to the terms of the 2023 Plan). Subject to the provisions of the 2023 Plan, the Administrator will determine the number of shares of our Common Stock, if any, to be awarded to an individual under (or otherwise related to) such other stock-based awards; whether such other stock-based awards will be settled in cash, shares of our Common Stock or a combination of cash and shares of our Common Stock; and the other terms and conditions of such awards. Other cash-based awards will be valued and settled in cash may be granted in lieu of bonus, salary or other compensation, may be granted with vesting or performance conditions and/or may be granted without being subject to vesting or performance conditions. Other cash-based awards will be subject to such other terms and conditions as may be established by the Administrator.

Dividends and Dividend Equivalent Rights

The Administrator may, in its sole discretion, provide that awards, other than options and SARs, earn dividends or dividend equivalent rights (“dividend equivalents”); provided, however, that dividends and dividend equivalents on unearned or unvested awards will not be paid (even if accrued) unless and until the underlying award (or portion thereof) has been earned or vested. Such dividends or dividend equivalents may be paid currently or may be credited to an individual’s account. Any crediting of dividends or dividend equivalents may be subject to such additional restrictions and conditions as the Administrator may establish, including reinvestment in additional shares of our Common Stock or share equivalents.

Change of Control

Under the terms of the 2023 Plan, certain provisions apply in the event of a change of control (except as otherwise required under Section 409A of the IRC or provided in an award agreement). To the extent that the successor or surviving company in the change of control event does not assume or substitute for an award (or in which we are the ultimate parent corporation and do not continue the award) on substantially similar terms or with substantially equivalent economic benefits (as determined by the Administrator) as awards outstanding under the 2023 Plan immediately prior to the change of control event, (A) all outstanding options and SARs will become fully vested and exercisable, whether or not then otherwise vested and exercisable; and (B) any restrictions, including but not limited to the restricted period, performance period and/or performance factors or criteria applicable to any outstanding award other than options or SARs will be deemed to have been met, and such awards will be deemed vested and earned in full at the greater of actual or target.

In addition, if an award is substituted, assumed or continued as provided in the 2023 Plan, the award will become vested (and, in the case of options and SARs, exercisable) and any restrictions, including but not limited to the restricted period, performance period and/or performance factors or criteria applicable to any outstanding award other than options or SARs will be deemed to have been met, and such awards will be deemed vested and earned in full at the greater of actual or target, if the employment or service of the participant is terminated beginning six months before and ending one year after the date of the change of control (or such other period after a change of control as may be stated in a participant’s employment agreement, change in control agreement or similar agreement or arrangement, if applicable), but only if such termination of employment or service (A) is by the Company not for cause or (B) is by the participant for good reason. If the termination of employment or service precedes the change of control, the award will be settled as of the date of the change.

Further, and notwithstanding any other provision of the 2023 Plan to the contrary, and unless an individual award agreement expressly provides otherwise, in the event that a participant has entered into, or is a participant in, an employment agreement, change of control agreement or plan or similar agreement, plan or arrangement with the Company, the participant will be entitled to the greater of the benefits provided upon a change of control of the Company under the 2023 Plan or the respective employment agreement, change of control agreement or similar agreement, plan or arrangement, and such employment agreement, change of control agreement or similar agreement, plan or arrangement will not be construed to reduce in any way the benefits otherwise provided to a participant upon the occurrence of a Change of Control as defined in the 2023 Plan.

Transferability

Incentive options are not transferable other than by will or the laws of intestate succession or, in the Administrator’s discretion, for no consideration in other circumstances consistent with IRC Section 422 and related regulations. Nonqualified options are not transferable other than by will or the laws of intestate succession or, in the Administrator’s discretion, for no consideration in other circumstances consistent with the registration provisions of the Securities Act. Restricted awards, SARs, performance awards, phantom stock awards and other cash-based and stock-based awards generally are not transferable other than transfers by will or the laws of intestate succession, and participants may not sell, transfer, assign, pledge or otherwise encumber shares subject to an award until the award has vested and all other conditions established by the Administrator have been met.

Forfeiture and Recoupment

As noted above, the 2023 Plan authorizes the Administrator to require forfeiture and recoupment of plan benefits if a participant engages in certain types of detrimental conduct and to require that a participant be subject to any compensation recovery policy or similar policies that may apply to the participant or be imposed under applicable laws.

Certain United States Federal Income Tax Consequences

The following summary generally describes the principal U.S. federal (and not foreign, state or local) income tax consequences of awards granted under the 2023 Plan as they were in effect on the date of this Amendment. The summary is general in nature and is not intended to cover all tax consequences that may apply to a particular employee or to the Company. The provisions of the Code and related regulations concerning these matters are complicated and their impact in any one case may depend upon the particular circumstances. Tax laws are subject to change.

Incentive Options

Incentive options granted under the 2023 Plan are intended to qualify as incentive stock options under IRC Section 422. Pursuant to IRC Section 422, the grant and exercise of an incentive option generally will not result in taxable income to the participant (with the possible exception of alternative minimum tax liability) if the participant (a) does not dispose of shares received upon exercise of such option within the period ending at the later of one year after the date of exercise or two years after the date of grant, and (b) has continuously been our employee from the date of grant to three months before the date of exercise (or 12 months in the event of death or disability). However, the excess of the fair market value of the shares received upon exercise of the incentive option over the exercise price for such shares generally will constitute an item of adjustment in computing the participant’s alternative minimum taxable income for the year of exercise. Thus, certain participants may experience an increase in their federal income tax liability as a result of the exercise of an incentive option under the alternative minimum tax rules of the IRC. We generally will not be entitled to a deduction for income tax purposes in connection with the exercise of an incentive option.

If the holding period requirements for incentive option treatment described above are met, upon the disposition of shares acquired upon exercise of an incentive option, the participant will be taxed on the amount by which the amount realized upon such disposition exceeds the exercise price, and such amount will be treated as long-term capital gain or loss.

If the holding period requirements for incentive option treatment described above are not met, the participant will be taxed as if he or she received compensation in the year of the disposition. The participant must treat gain realized in the disqualifying disposition as ordinary income to the extent of the lesser of (i) the fair market value of the stock on the date of exercise minus the exercise price or (ii) the amount realized on disposition of the stock minus the exercise price. Any gain in excess of these amounts may be treated as long-term or short-term capital gain, depending upon the participant’s holding period. In the year of disposition, we generally will be entitled to a corresponding income tax deduction equal to the ordinary income recognized by the participant, to the extent that the amount represents reasonable compensation and an ordinary and necessary business expense, subject to any required income tax reporting.

Nonqualified Options

For federal income tax purposes, the grant of a nonqualified option on the terms specified by the 2023 Plan should not result in taxable income to a participant or a tax deduction to us. The difference between the fair market value of the stock on the date of exercise and the exercise price will constitute taxable ordinary income to the participant on the date of exercise. We generally will be entitled to a corresponding income tax deduction to the extent that the amount represents reasonable compensation and an ordinary and necessary business expense, subject to any required income tax reporting. The participant’s basis in shares of common stock acquired upon exercise of an option will equal the exercise price plus the amount of income taxable at the time of exercise. Any subsequent disposition of the stock by the participant will be taxed as a capital gain or loss to the participant and will be long-term capital gain or loss if the participant has held the stock for more than one year at the time of sale.

Stock Appreciation Rights

For federal income tax purposes, the grant of a SAR on the terms specified by the 2023 Plan should not result in taxable income to a participant or a tax deduction to us. Upon exercise, the amount of cash and fair market value of shares received by the participant, less cash or other consideration paid (if any), is taxed to the participant as ordinary income, and we will generally be entitled to a corresponding income tax deduction to the extent the amount represents reasonable compensation and an ordinary and necessary business expense, subject to any required income tax reporting.

Restricted Stock Awards.

The grant of a restricted stock award will not result in taxable income to the participant or a tax deduction to us for federal income tax purposes, unless the restrictions on the stock do not present a substantial risk of forfeiture or the award is transferable, as defined under IRC Section 83. In the year that the restricted stock is no longer subject to a substantial risk of forfeiture or the award becomes transferable, the fair market value of such shares at such date and any cash amount awarded, less cash or other consideration paid (if any), will be included in the participant’s ordinary income as compensation, except that the participant may elect, within 30 days after the transfer of the shares and in accordance with the requirements of Section 83(b) of the IRC, to include in his or her ordinary income as compensation at the time the restricted stock is awarded the fair market value of such shares at such time, less any amount paid for the shares. We generally will be entitled to an income tax deduction at time when the participant recognizes income and in the same amount, to the extent that the amount represents reasonable compensation and an ordinary and necessary business expense, subject to any required income tax reporting.

Restricted Stock Units, Performance Awards, Phantom Stock Awards, Other Cash-Based and Stock-Based Awards and Dividend Equivalents

The grant of a restricted stock unit, performance award, phantom stock award, other cash-based and stock-based awards or a dividend equivalent award on the terms specified by the 2023 Plan should not result in taxable income to the participant or a tax deduction to us for federal income tax purposes. Upon the settlement of the award, the participant will recognize taxable income equal to any cash and the fair market value of any stock received in settlement of the award. We generally will be entitled to a corresponding income tax deduction equal to the ordinary income recognized by the participant to the extent that the amount represents reasonable compensation and an ordinary and necessary business expense, subject to any required income tax reporting.

Code Section 409A

Awards granted under the 2023 Plan may be subject to IRC Section 409A and related regulations and other guidance. IRC Section 409A imposes certain requirements on unfunded, nonqualified deferred compensation plans. If IRC Section 409A applies to the 2023 Plan or any award, and the 2023 Plan and the award do not, when considered together, satisfy the requirements of IRC Section 409A during a taxable year, the participant will have ordinary income in the year of noncompliance in the amount of all deferrals subject to IRC Section 409A to the extent that the award is not subject to a substantial risk of forfeiture. In subsequent years, the participant will have ordinary income equal to any increase in the value of the award to the extent that the award is then vested. In addition to ordinary income tax, the participant will be subject to an additional income tax of 20% on all amounts includable in income and may also be subject to interest charges under IRC Section 409A. We do not undertake to have any responsibility to take, or to refrain from taking, any actions in order to achieve a certain tax result for any participant.

Tax Withholding

Generally, a participant in the 2023 Plan will be required to pay us in cash the amount of any tax or other amount required by any governmental authority to be withheld and paid over by us to such authority for the account of the recipient. Alternatively, the Administrator may in its discretion establish procedures to permit a recipient to satisfy such obligation in whole or in part, and any local, state, federal, foreign or other income tax obligations relating to an award, by electing to deliver shares of Common Stock held by the participant that are fully vested and not subject to any pledge or other security interest or to have us withhold shares of our Common Stock from the shares to which the recipient is otherwise entitled. Under the 2023 Plan, the number of shares to be withheld or delivered will have a fair market value (as determined pursuant to the 2023 Plan) as of the date that the amount of tax to be withheld is determined as nearly as equal as possible to, but not exceeding (unless otherwise permitted by the Administrator in a manner in accordance with applicable laws, rules and regulations and applicable accounting principles), the amount of such obligations being satisfied.

Plan Benefits

The selection of individuals who will receive awards under the 2023 Plan and the amount of any such awards is not yet determinable due to vesting, performance and other requirements. Therefore, it is not possible to predict the benefits or amounts that will be received by, or allocated to, particular individuals or groups of participants. In 2022, Volato granted awards under its existing 2021 Plan to our named executive officers, non-employee directors and other eligible employees. These awards are described under the section titled “Executive Officer and Director Compensation” in this Amendment.

Equity Compensation Plan Information

18,111 shares of Common Stock were covered by awards outstanding under the 2023 Plan as of April 28, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of Common Stock as of April 28, 2025, by:

•each person who is, or is expected to be, the beneficial owner of more than 5% of the outstanding shares of Common Stock;

•each of the Company’s named executive officers and directors; and

•all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and restricted stock units that are currently exercisable or vested or that will become exercisable or vest within 60 days. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

The beneficial ownership percentages set forth in the table below are based on 1,900,893 shares of Common Stock issued and outstanding as of April 28, 2025.

Name and Address of Beneficial Owner(1)	Number of Shares	% of Outstanding Common Stock
Directors and Named Executive Officers:
Matthew Liotta(2)	207,640	10.9%
Nicholas Cooper(3)	121,441	6.4%
Michael Prachar(4)	13,365	*
Mark Heinen (5)	2,164	*
Michael Nichols(6)	3,275	*
Christopher Burger(7)	1,635	*
Keith Rabin(8)	1,075	*
All directors and Executive Officers as a group (6 individuals)(9)	349,520	18.4%
Five Percent Holders:
Hoop Capital LLC(10)	120,286	6.3%
Argand Group(11)	138,647	7.3%

*Less than 1%

(1) Unless otherwise indicated, the business address of each of the directors and executive officers of the Company is c/o Volato Group, Inc., 1954 Airport Road, Suite 124 Chamblee, Georgia 30341.

(2) Mr. Liotta beneficially owns (i) 138,647 shares of Common Stock held by Argand Group LLC, in which Mr. Liotta holds shared voting and dispositive power, (ii) 52,885 shares of Common Stock held by PDK Capital, LLC, in which Mr. Liotta has sole voting power and shares dispositive power with his spouse, Jennifer Liotta, (iii) 21,049 shares of Common Stock directly owned by Mr. Liotta, (iv) 6,974 shares of Common Stock held indirectly through Ms. Liotta, and (v) 6,974 shares of Common Stock held by the Matthew D. Liotta 2021 Trust.

(3) Mr. Cooper beneficially owns (i) 120,286 shares of Common Stock held by Hoop Capital LLC in which Mr. Cooper holds shared voting and investment power and (ii) 1,155 shares of Common Stock directly owned by Mr. Cooper.

(4) Mr. Prachar beneficially owns (i) 2,238 shares of Common Stock and (ii) 12,847 shares of Common Stock underlying exercisable stock options.

(5) Mr. Heinen beneficially owns 7,569 shares of Common Stock.

(6) Mr. Nichols beneficially owns (i) 1,512 shares of Common Stock and (ii) 1,763 shares of Common Stock underlying exercisable options.

(7) Mr. Burger beneficially owns (i) 1,282 shares of Common Stock and (ii) 353 shares of Common Stock underlying exercisable options.

(8) Mr. Rabin, our former President, resigned from his position as of July 19, 2024. He beneficially owns 1,075 shares of Common Stock.

(9) Excludes Mr. Rabin.

(10) Hoop Capital LLC is owned by Nicholas Cooper.

(11) Argand Group LLC is owned by Matthew Liotta.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to securities that may be issued under our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	47,672	$2.17	237,526
Equity compensation plans not approved by security holders	—	$—	—
Total	47,672	$2.17	237,526

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

In addition to the compensation arrangements with our directors and executive officers described under the “Directors and Management” section in this Amendment, the following is a description of each transaction since January 1, 2023, and each currently proposed transaction in which (i) we have been or will be a participant; (ii) the amount involved exceeds or will exceed the lesser of $120,000 or one percent of the average of the our total assets at year-end for the last two completed fiscal years; and (iii) any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Pre-Business Combination Related Party Transactions – Volato, Inc.

Convertible Notes and Conversion into Preferred Stock

In February 2023, Volato, Inc’s board of directors authorized a Series CN-002 convertible note offering up to an aggregate principal amount of $25.0 million (the “CN-002 Notes”), bearing interest at a rate of 4% per annum commencing July 1, 2023, with all principal and interest due at maturity or payable in kind upon an earlier Qualified Financing or other conversion event described in the CN-002 Notes. In a conversion pursuant to a Qualified Financing, the CN-002 Notes provide for a 10% conversion price discount.

On July 21, 2023, Volato consummated a qualified financing (the Series A Preferred Stock offering described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), pursuant to which the CN-001 Notes converted into Volato, Inc. Series A-2 Preferred Stock at a conversion price of $5.982 per share and the CN-002 Notes converted into Volato, Inc. Series A-3 Preferred Stock at a conversion price of $9.00 per share.

Below are details of convertible notes issued to related persons in the Series CN-001 and CN-002 convertible note offerings, along with details of their conversion:

•$3,000,000 CN-001 Note issued to Liotta Family Office, LLC, which is 60% owned by Dennis Liotta, Matthew Liotta’s father, 20% owned by John Liotta, Matthew Liotta’s brother, and 20% owned by Matthew Liotta. The note accrued $165,616 in interest and converted into 529,190 shares of Series A-2 Preferred Stock, which is equal to 537,170 shares of Volato, Inc. common stock. These shares of Volato, Inc. common stock were converted into 545,657 shares of the Company’s Common Stock in connection with the Business Combination.

•$1,000,000 CN-001 Note issued to the Matthew D. Liotta 2021 Trust dated January 21st, 2021. The note accrued $27,397 in interest and converted into 171,748 shares of Series A-2 Preferred Stock, which is equal to 174,338 shares of Volato, Inc. common stock. These shares of Volato, Inc. common stock were converted into 176,967 shares of the Company’s Common Stock in connection with the Business Combination.

•$6,001,407 CN-002 Note issued to Dennis Liotta, pursuant to the conversion of the Revolving Line of Credit described under “Working Capital Loans.” The note accrued $11,181 in interest and converted into 678,139 shares of Volato, Inc. Series A-3 Preferred Stock, which is equal to 689,450 shares of Volato, Inc. common stock. These shares of Volato, Inc. common stock were converted into 699,847 shares of the Company’s Common Stock in connection with the Business Combination.

Term Loan

In December 2021, Dennis Liotta extended a revolving line of credit providing Volato, Inc. up to $8 million in financing pursuant to a loan agreement and promissory note (the “Liotta 2021 Note”). In March 2023, in connection with certain Liotta 2021 Note satisfaction negotiations, Dennis Liotta loaned Volato, Inc. an additional $1 million pursuant to an unsecured term note bearing ten percent (10%) annual interest and maturing on March 31, 2024 (the “Term Loan”). This note was repaid upon maturity. Volato, Inc. separately paid Dennis Liotta’s legal fees related to the Term Loan and satisfaction of the Liotta 2021 Note, in the amount of $31,887.

Pre-Business Combination Related Party Transactions – PACI

Amended and Restated Registration Rights and Stockholder Rights Agreement

On December 1, 2023, PACI and certain funds and accounts related to Blackrock, Inc. entered into the Amended and Restated Registration Rights and Stockholder Rights Agreement (the “Registration Rights Agreement”), which became effective upon consummation of the Business Combination. Pursuant to the Registration Rights Agreement, we agreed to use commercially reasonable efforts to file a registration statement under the Securities Act to permit the resale of shares of Common Stock held by the other parties to the Registration Rights Agreement within 45 days of consummation of the Business Combination and to use commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable after the filing thereof. In satisfaction of this requirement, we filed such registration statement with the SEC on January 12, 2024 (File 333-276479). As more fully described in the registration statement, we registered for sale up to an aggregate of 23,318,122 shares of Common Stock consisting of (i) 6,883,579 shares of Common Stock that resulted from the conversion of Class B shares in connection with the Business Combination; (ii) 15,226,000 shares of Common Stock underlying Private Warrants; (iii) 213,273 shares of Common Stock to be issued to LSH Partners Securities LLC pursuant to the Letter Agreement dated July 26, 2023, as amended on November 30, 2023; (iv) 284,363 shares of Common Stock issued to Roth Capital Partners, LLC (“Roth”) pursuant to the Engagement Letter dated October 16, 2023 as amended on December 1 2023; and (v) 710,907 shares of Common Stock issued to BTIG, LLC (“BTIG”) pursuant to the Letter Agreement dated November 28, 2022, as amended on December 1, 2023.

Employment of Immediate Family Members

Jennifer Liotta, was the Company’s General Counsel, until September 5, 2024, and is the spouse of Matthew Liotta, our Chief Executive Officer and Chairman of the Board. Ms. Liotta received total compensation of $60,700 and $160,000 from Volato, Inc. in 2024 and 2023, respectively. Ms. Liotta’ compensation was established in accordance with its compensation practices and without the involvement of Matthew Liotta.

John Liotta, was the Company’s Executive Vice President of Corporate Development, until August 30, 2024, and is the brother of Matthew Liotta, our Chief Executive Officer and Chairman of the Board. Mr. John Liotta received total compensation of $86,666 and $122,500 from Volato, Inc. in 2024 and 2023, respectively. Mr. John Liotta’s compensation was established in accordance with its compensation practices and without the involvement of Matthew Liotta.

Leases and Commercial Agreements

Aircraft Lease and Charter Services

As part of our legacy aircraft ownership program, G C Aviation leased a HondaJet HA-420 aircraft from Volato 158, LLC (“V158”), which is 25% owned by DCL H&I, LLC (“DCL”). Dennis Liotta and his spouse own 100% of DCL. Under the terms of an aircraft dry lease, V158 paid G C Aviation a monthly management fee of $38,000, and GC Aviation paid V158 an hourly rental rate of $1,000 per revenue flight hour. The lease expires on August 20, 2026. In connection with the V158 lease, G C Aviation provided charter services to DCL on its fleet of HondaJets, pursuant to a services agreement. The agreement was in the normal course of business and terms were similar to those of Volato, Inc.’s other customers who are members of V158 as of 2021.

Hangar Sublease and Personnel Services

Volato, Inc. previously leased hangar and office space from Modern Aero, LLC (“Modern Aero”), a Florida limited liability company that operates a flight school at the Northeast Florida Regional Airport in St. Augustine, Florida. Matthew and Jennifer Liotta hold a majority interest in Modern Aero. Volato, Inc. paid $3,800 per month in rent under a month-to-month lease arrangement. This relationship terminated effective July 31, 2023.

In addition, during 2022 and until July 31, 2023, Volato provided payroll and benefits for several Modern Aero flight instructors and maintenance personnel, for which Modern Aero agreed to reimburse Volato, Inc. at cost. In January 2024, Volato, Inc. waived reimbursement of these costs in exchange for the assignment of the hangar lease to Volato, Inc.

Lock-Up Agreements

In connection with, and on the date of, the consummation of the Business Consummation, the Company entered into certain Stockholder Lock-Up Agreements by and between the Company and each of PACI, Michael W. Zarlenga, Lisa Suennen, Steven P. Mullins, John C. Backus, Jr., Coleman Andrews, Thanasis Delistathis, Mark D. Lerdal, Argand Group,

Athollo Rocket Holdings, LLC, Bruddy, LLC, Dega Family Holding, LLC, Hoop Capital LLC, Liotta Family Office, LLC, PDK Capital, LLC, and The Bailey Financial Group, LLC (the “Stockholder Parties” and the “Lock-Up Agreements”). Under the terms of the Lock-Up Agreements, the Stockholder Parties agreed, subject to certain customary exceptions, that during the period that is the earlier of (i) the date that is 180 days following the consummation of the Business Combination and (ii) the date specified in a written waiver of the provisions of the Lock-Up Agreements duly executed the Company, not to dispose of, directly or indirectly, any shares of Common Stock subject to their respective Lock-Up Agreement, or take other related actions with respect to such shares. The shares of Common Stock subject to the Lock-Up Agreements included all such shares held by the Stockholder Parties.

Separation Agreement with Keith Rabin

On July 19, 2024, Keith Rabin, the former President of the Company, notified the Company of his intent to resign as President effective immediately. The Company entered into a Separation and Release of Claims Agreement (the “Separation Agreement”) with Mr. Rabin, pursuant to which, in exchange for an effective release of claims in favor of the Company, Mr. Rabin was entitled to receive a total cash payment of $89,609.37. The Separation Agreement contains standard and customary terms, including obligations of Mr. Rabin to remain bound by certain contractual obligations he has under any confidentiality agreements he may have with the Company. In connection with the Separation Agreement, the Company and Mr. Rabin mutually agreed to terminate Mr. Rabin’s employment agreement, dated December 1, 2023, with the Company.

Director and Officer Exculpation and Indemnification

The DGCL authorizes corporations to limit or eliminate the personal liability of directors or officers of corporations and their stockholders for monetary damages for breaches of directors’ fiduciary duties, subject to certain exceptions. Our Certificate of Incorporation includes a provision that eliminates the personal liability of directors or officers for monetary damages for any breach of fiduciary duty as a director or officer to the fullest extent permitted under the DGCL (including to the extent that the DGCL may subsequently be amended to further expand the scope of permissible exculpation of directors or officers under Delaware Law).

Section 145(a) of the DGCL provides, in general, that a corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that such person is or was a director or officer, of corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with such action, suit or proceeding if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful. In addition, Section 145(b) of the DGCL provides, in general, that a corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor because the person is or was a director or officer of the corporation, against any expenses (including attorneys’ fees) actually and reasonably incurred by the person in connection with the defense or settlement of such action or suit if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to be indemnified for such expenses which the Court of Chancery or such other court shall deem proper. Under Section 145(c) of the DGCL, present and former directors, and certain present and former officers, that have been successful on the merits or otherwise in defense of any action, suit or proceeding referenced in Section 145(a) or 145(b) of the DGCL, or in defense of any claim, issue or matter therein, are entitled to mandatory indemnification against expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection therewith.

Our Bylaws provide that the Company generally must indemnify the Company’s directors and officers to the fullest extent authorized by the DGCL (except that the Company is only obligated to indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the Company’s Board) and advance expense to the Company’s directors and officers in the defense of actions, suits, or proceedings arising by reason of the fact of their corporate status. The Company also is expressly authorized to carry directors’ and officers’ liability insurance providing indemnification for the Company directors, officers, and certain employees for some liabilities. The Company believes that these indemnification and advancement provisions and insurance are useful to attract and retain qualified directors and executive officers.

The limitation of liability, advancement and indemnification provisions in our Certificate of Incorporation and Bylaws may discourage stockholders from bringing lawsuits against our directors and officers for any alleged breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative or other litigation against directors and officers, even though such an action, if successful, might otherwise benefit the Company and/or its stockholders. In addition, your investment may be adversely affected to the extent the Company pays the costs of the legal and other expenses of, and settlement and damage awards against directors and officer pursuant to these indemnification advancement provisions or to the extent that any current or former director or officer is exculpated from liability under these provisions.

There is currently no pending material litigation or proceeding involving any of the Company’s directors, officers, or employees for which indemnification is sought.

Policies and Procedures for Related Party Transactions

Our audit committee reviews and approves all reimbursements and payments made to any stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board, with any interested director abstaining from such review and approval.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our Board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by our Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 in any calendar year or 2% of our total assets averaged across the last two most recently completed fiscal years; (2) we or any of our subsidiaries are a participant; and (3) any (a) executive officer, director or nominee for election as a director, (b) beneficial owner greater than 5% of our common stock or any other class or series of our securities, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform their work objectively and effectively. Conflicts of interest may also arise if a person, or a member of their family, receives improper personal benefits as a result of their position.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary and description of aggregate fees agreed to be paid by the Company for professional services rendered by Rose, Snyder & Jacobs LLP for the fiscal years ended December 31, 2024 and 2023:

	2024 ($)	2023 ($)
Audit Fees	$248,000	$250,000
Audit-Related Fees(1)	112,200	75,900
Tax Fees	—	—
All Other Fees	—	—
Total	$360,200	$325,900

(1) Audit-Related Fees - for fiscal year 2024, this category includes fees for services related to securities offerings, including consents and comfort letters. For fiscal year 2023, this category consists of fees for due diligence services in connection with an acquisition.

All audit fees relating to the audit for the fiscal years ended December 31, 2023 and 2022 were approved in advance by the audit committee. All audit and non-audit services to be provided by our independent auditors were, and will continue to be, pre-approved by the audit committee.

The audit committee has considered the nature and amount of fees billed by Rose, Snyder & Jacobs LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining their independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors (the “Policy”) prior to the engagement of the independent auditors with respect to such services. Under the Policy, proposed services may be pre-approved on a periodic basis or individual engagements may be separately approved by the Audit Committee prior to the services being performed. In each case, the Audit Committee considers whether the provision of such services would impair the independent auditor’s independence. All services provided by our independent auditors in fiscal 2023 and 2022 were pre-approved by the Audit Committee.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules
The financial statements are set forth under Part II, Item 8 of this Form 10- K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.
___________________________________
(b)Exhibits

Exhibit Index
Exhibit Number	Description
2.1	Business Combination Agreement, dated as of August 1, 2023, by and among PROOF Acquisition Corp I, PACI Merger Corp, Inc., and Volato, Inc. (included as Annex A to PROOF Acquisition Corp I’s Registration Statement on Form S-4 (File No. 333-274082), filed with the Securities and Exchange Commission on August 18, 2023).
3.1*	Second Amended and Restated Certificate of Incorporation of Volato Group, Inc., as amended through February 19, 2025.
3.2*	Third Amended and Restated Bylaws of Volato Group, Inc. PROOF Acquisition Corp I, as amended through October 10, 2024.
4.1	Specimen Class A Common Stock Certificate of Volato Group, Inc (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
4.2	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit the Company’s Registration Statement on Form S-l (File No. 333-261015), filed with the SEC on November 12, 2021).
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of December 17, 2020 (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41104), filed with the SEC on December 6, 2021).
4.4*	Description of Securities
10.1#	Employment Agreement, dated December 1, 2023, between Volato Group, Inc., Volato, Inc. and Mark Heinen (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.2#	Employment Agreement, dated December 1, 2023, between Volato Group, Inc., Volato, Inc. and Matthew Liotta (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023).
10.3#	Form of Employee Invention Assignment, Restrictive Covenants, and Confidentiality Agreement (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
10.4#	Form of Restricted Stock Unit Agreement (incorporated by reference herein from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024).
10.5	Aircraft Purchase and Sale Agreement, dated as of August 9, 2024, between Volato, Inc. and TVPX Aircraft Solutions, Inc. (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2024).
10.6	Aircraft Lease Agreement (S/N 2282), dated as of August 9, 2024, between Volato, Inc. and TVPX Aircraft Solutions, Inc. (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2024).
10.7#	Form of Indemnification Agreement (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2024).
10.8#	Form of Stock Option Agreement (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2024).
10.9	Business Loan and Security Agreement, dated July 26, 2024, between Volato, Inc. and TVT Capital Source LLC (incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2024).
10.10	Aircraft Management Services Agreement, dated September 2, 2024, between flyExclusive, Inc. and Volato Group, Inc. (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2024).
10.11	Settlement Agreement and Stipulation dated November 4, 2024 by and between Volato Inc. and Sunpeak Holdings Corporation (incorporated by reference hereon from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2024).
10.12	Form of 10% Original Issue Discount Senior Unsecured Convertible Promissory Note (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2024).
10.13	Securities Purchase Agreement between the Company and JAK Opportunities IX, LLC, dated December 4, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2024).
10.14	Registration Rights Agreement between the Company and JAK Opportunities IX, LLC, dated December 4, 2024 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2024).
19.1	Insider trading policy (incorporated by reference herein from the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
21.1	List of Subsidiaries (incorporated by reference herein from the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
23.1	Consent of Rose, Snyder & Jacobs LLP (incorporated by reference herein from the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
24.1	Power of Attorney (included on signature page).
31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrants Annual Report on form 10-K filed with the SEC on March 31, 2025).

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrants Annual Report on form 10-K filed with the SEC on March 31, 2025).

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrants Annual Report on form 10-K filed with the SEC on March 31, 2025).

32.2
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrants Annual Report on form 10-K filed with the SEC on March 31, 2025).

97.1	Volato Group, Inc. Clawback Policy (incorporated by reference to Company’s Annual Report on form 10-K filed with the SEC on March 31, 2025).
101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

# indicates management contract or compensatory pan or arrangement
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: April 30, 2025
Volato Group, Inc.
By:     /s/ Matthew Liotta
Name:    Matthew Liotta
Title:    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew Liotta	Chief Executive Officer and Director	April 30, 2025
Matthew Liotta	(Principal Executive Officer)

/s/ Mark Heinen	Chief Financial Officer	April 30, 2025
Mark Heinen	(Principal Financial and Accounting Officer)

/s/ Nicholas Cooper	Director	April 30, 2025
Nicholas Cooper

/s/ Michael Nichols	Director	April 30, 2025
Michael Nichols

/s/ Chris Burger	Director	April 30, 2025
Chris Burger