Form 10-Q
period 2025-03-31
Volato Group, Inc.
filed 2025-05-15
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
1954 Airport Road, Suite 124
Chamblee, GA 30341
Telephone: 844-399-8998
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Class A Common stock, $0.0001 par value per share	SOAR	NYSE American LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $287.50	SOARW	OTC Markets Group, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐         No ☒
As of May 12, 2025, there were 1,921,921 shares of common stock outstanding.

VOLATO GROUP, INC.
FORM 10-Q

Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward- looking statements may appear throughout this report, including the following sections: “Risk Factors” (Part II, Item 1A of this Form 10-Q), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Form 10- Q). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions or the negative of such terms. However, the absence of these words does not mean that a statement is not forward-looking. Forward -looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe certain risks and uncertainties that could cause actual results and events to differ materially in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” of our most recent Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLATO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$2,576	$2,161
Restricted cash	—	1,839
Accounts receivable, net	1	2
Deposits	15,000	36,000
Note receivable, current	56	—
Prepaid expenses and other current assets	1,122	1,031
Current assets - discontinued operations	2,167	2,281
Total current assets	20,922	43,314

Property and equipment, net	579	680
Operating lease, right-of-use assets	158	167
Deposits	1	300
Note receivable, non-current	1,748	—
Non-current assets - discontinued operations	—	1,838
Total assets	$23,408	$46,299

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$5,509	$5,452
Convertible notes, net	4,899	4,050
Operating lease liability	40	39
Credit facility and other loans	8,315	28,855
Customer deposits and deferred revenue	9,323	11,386
Current liabilities - discontinued operations	11,037	12,418
Total current liabilities	39,123	62,200

Operating lease liability, non-current	118	128
Non-current liabilities - discontinued operations	—	305
Total liabilities	$39,241	$62,633
COMMITMENTS AND CONTINGENCIES (Note 15)

Shareholders’ deficit:
Common Stock Class A, $0.0001 par value; 200,000,000 authorized; 1,900,893 and 1,843,852 shares issued and outstanding as of March 31, 2025 and December 31,2024, respectively	5	5
Additional paid-in capital	88,014	87,968
Accumulated deficit	(103,852)	(104,307)
Total shareholders’ deficit	(15,833)	(16,334)
Total liabilities and shareholders’ deficit	$23,408	$46,299

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$25,483	$48

Costs and expenses:
Cost of revenue	20,987	52
Selling, general and administrative	1,970	4,330
Total costs and expenses	22,957	4,382

Operating income (loss)	2,526	(4,334)

Other income (expenses):
Other income, net	1,181	4
Loss from change in fair value of financial instruments	(849)	(227)
Interest expense, net	(2,400)	(1,138)
Other expenses	(2,068)	(1,361)

Income (loss) before provision for income taxes and discontinued operations	458	(5,695)
Provision for incomes taxes	98	6
Net income (loss) from continuing operations	360	(5,701)
Net income (loss) from discontinued operations, net of taxes	95	(11,689)
Net income (loss)	$455	$(17,390)

Basic and diluted net income (loss) per share
Net income (loss) per share from continuing operations, basic	$0.19	$(4.90)
Net income (loss) per share from continuing operations, diluted	$0.03	$(4.90)
Net income (loss) per share from discontinued operations, basic	$0.05	$(10.04)
Net income (loss) per share from discontinued operations, diluted	$0.01	$(10.04)
Net income (loss) per share, basic	$0.24	$(14.93)
Net income (loss) per share, diluted	$0.03	$(14.93)

Weighted average common shares outstanding:
Basic	1,862,438	1,164,648
Diluted	14,180,389	1,164,648

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Amounts in thousands, except shares)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2023, as adjusted	1,121,738	$3	$78,410	$(63,662)	$14,751
Stock-based compensation	—	—	83	—	83
Issuance of common stock	48,327	—	—	—	—
Common stock and warrant reclass from in-kind liability to APIC	—	—	4,250	—	4,250
Net loss	—	—	—	(17,390)	(17,390)
Balance as of March 31, 2024, as adjusted	1,170,065	$3	$82,743	$(81,052)	$1,694

	Class A Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at December 31, 2024	1,843,852	$5	$87,968	$(104,307)	$(16,334)
Stock-based compensation	—	—	46	—	46
Issuance of common stock	57,041	—		—
Net income	—	—	—	455	455
Balance at March 31, 2025	1,900,893	$5	$88,014	$(103,852)	$(15,833)

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss) from continuing operations	$360	$(5,701)
Net income (loss) from discontinued operations	95	(11,689)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization expense	85	65
Stock compensation expense	46	83
Gain from sale of property and equipment	(6)	—
Loss from sale of consolidated entity	35	—
Amortization right-of-use asset	9	—
Amortization of debt discount	98	47
Change in fair value forward purchase agreement	—	227
Change in fair value of convertible notes	849	—
Changes in assets and liabilities:
Accounts receivable	1	—
Prepaid and other current assets	(92)	195
Deposits	1,800	(75)
Account payable and accrued liabilities	40	2,736
Customers’ deposits and deferred revenue	(2,063)	3,478
Net cash provided by operating activities from continuing operations	1,162	1,055
Net cash (used in) operating activities from discontinued operations	(1,474)	(8,752)
Net cash used in operating activities	(312)	(7,697)
Investing activities:
Cash payment for property and equipment	—	(56)
Proceeds from the sale of property and equipment	21	—
Cash from investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	21	(56)
Financing activities:
Principal payment on lease obligations	(9)	—
Repayment on loans	(1,124)	(387)
Cash used in financing activities - discontinued operations	—	(296)
Net cash used in financing activities	(1,133)	(683)
Net decrease in cash	(1,424)	(8,436)
Cash and restricted cash, beginning of period	4,000	16,723
Cash and restricted cash, end of period	$2,576	$8,287
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,224	$1,119
Non-Cash Investing and Financing Activities:
Note receivable from sale of GC Aviation, Inc.	$1,800	$—
Non-cash interest	$1,176	$—
Credit facility for the aircraft deposits	$(19,500)	$6,000
Original debt discount	$—	$(45)
Financing for aircraft purchase	$19,629	$—

Payment on liability for aircraft purchase	$(19,718)	$—
Deposits on aircraft	$21,000	$—

There were no investing activities related to discontinued operations in the three months ended March 31, 2025 or 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Volato Group, Inc. (“we”, “us”, “the Company”, or “Volato”) is a holding company for several wholly owned subsidiaries, including Volato, Inc., Fly Vaunt, LLC, Gulf Coast Aviation, Inc. and GC Aviation, Inc. The Company’s primary operating subsidiary was founded in 2021. That year, the Company entered the private jet charter and fractional ownership market with its Part 135 HondaJet ownership program, taking delivery of its first jet in August 2021 and completing its first Part 135 charter flight in October of 2021. In March 2022, the Company acquired Gulf Coast Aviation, Inc., owner of G C Aviation, Inc., a Texas entity and Part 135 air carrier certificate holder. In March 2022, the Company placed orders for four Gulfstream G280s for delivery in 2024 and 2025. In September 2022, the Company started internal development on its full suite Flight Management Software platform Mission Control, and on October 4, 2023 the Company announced the commercial launch of Vaunt, our proprietary consumer facing empty leg platform.
In September 2024, the Company entered into an agreement with flyExclusive, Inc., (“flyExclusive”) a leading provider of private jet charter services, to transition the management of its aircraft ownership fleet operations to flyExclusive. This move is expected to bring substantial cost savings and provide Volato with the opportunity to focus on its high-growth areas, including aircraft sales and proprietary software. The Company will continue to take delivery of new aircraft while also generating revenue from its proprietary software, including the Vaunt platform, its empty leg consumer app. In the fourth quarter of 2024, we transferred the aircraft lease agreements to flyExclusive and have no further obligations under the aircraft lease agreements or control over flight operations. The Company has retained insider card liabilities of $4.7 million that is included in discontinued operations as of March 31, 2025.

On February 12, 2025, the Board unanimously approved a reverse stock split of the Company’s Common Stock, at a ratio of 1-for-25 (the “Reverse Stock Split”). The Reverse Stock Split became effective on February 24, 2025, with no change in par value. All share amounts have been retroactively adjusted to account for the split as if it occurred at inception.

On March 20, 2025 the Company sold GC Aviation, Inc., which holds the FAA Part 135 certificate for $2.0 million, of which $1.8 million was a note receivable.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going concern, liquidity, and capital resources
The Company has limited operating history, has recorded a net income of approximately $0.5 million for the three months ended March 31, 2025, has a negative working capital of approximately $18.2 million, and has an accumulated deficit of approximately $103.9 million as of March 31, 2025. Net cash used in operating activities for the three months ended March 31, 2025, was approximately $0.3 million.
These above matters raise substantial doubt about the Company's ability to continue as a going concern. During the next twelve months, the Company intends to fund its operations through the issuance of financial instruments including debts or equity and the sale of aircraft at a premium to cost.
Accordingly, management believes that its current cash position, along with its anticipated margin from aircraft sales and proceeds from future debt and/or equity financings, when combined with prudent expense management, will allow the Company to continue as a going concern and to fund its operations for at least one year from the date of issuance of these financial statements. There are no assurances, however, that management will be able to raise capital or debt on terms acceptable to the Company. If the Company is unable to obtain sufficient additional capital or debt on terms acceptable to the Company, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition, and operating results. The balance sheets do not include any adjustments that might result from these uncertainties.

Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025 (the “2024 Form 10-K”).
Reclassifications
Certain amounts in 2024 have been reclassified to conform with the current period’s presentation to reflect discontinued operations.
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
•Assumptions used in valuing debt or equity instruments.
•Deferred income taxes and related valuation allowance.
•Assessment of long-lived assets impairment.
•Assumptions used in the valuation of the forward purchase agreement and notes receivable.
Cash and restricted cash

Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2025 and December 31, 2024, the Company had no cash equivalents besides what was in the cash balance as of this date. The Company had zero and $1.8 million of restricted cash at March 31, 2025, and December 31, 2024, respectively, which served as collateral for the credit facility with SAC Leasing G280 LLC.

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

The Company recognized approximately $24 thousand and zero of bad debt expense during the three months ended March 31, 2025 and 2024, respectively.
Fixed assets
Fixed assets are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years:

Classification	Life
Machinery and equipment	3-7 years
Automobiles	5 years
Computer and office equipment	5 years
Website development costs	3 years
Computer software development
Software development costs are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section Property, plant and equipment net in the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life of the software, generally three years from when the asset is placed in service. The Company capitalized zero and $142 thousand of internal software development costs incurred during the three months ended March 31, 2025 and twelve months ended December 31, 2024, respectively. The Company recognized $48 thousand and $26 thousand of amortization expense related to computer software development during the three months ended March 31, 2025 and 2024, respectively. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.
Website development cost
The costs incurred for activities during the website application and infrastructure development stage are capitalized in accordance with the guidance on internal-use software in FASB ASC 350-40. The Company capitalized zero of website development costs during three months ended March 31, 2025 and twelve months ended December 31, 2024, respectively. The Company recognized approximately $24 thousand and $25 thousand of amortization expense related to website development costs during the three months ended March 31, 2025 and 2024, respectively.
Valuation of long-lived assets
In accordance with FASB ASC 360, property, plant, and equipment, and long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. No impairment was recognized during the three months ended March 31, 2025 and 2024, respectively.

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

The fair value of the Company’s recorded forward purchase agreement (“FPA”) is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Monte Carlo simulation model was used to determine the fair value as of December 31, 2023. The Company recorded the FPA at fair value on the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations. On July 23, 2024, the Company received notice of termination of the FPA and recognized an impairment in the value of the FPA in the second quarter of 2024 due to receipt of the termination notice. A loss of $3.0 million was recorded due to the cancellation of the FPA in the third quarter of 2024.

In December 2024, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”). Under the Securities Purchase Agreement, the Company may issue a series of convertible notes for an aggregate principal amount not to exceed $36.0 million. During the year ended December 31, 2024, the Company issued a single convertible note in an the principal amount of $4.5 million, of which $4.1 million was funded as of December 31, 2024, representing an original issue discount of ten percent. The Company elected the fair value guidance under ASC 825-10 and the 2024 Convertible note was recognized at initial fair value as of the issuance date. Any issuances of additional convertible promissory notes are subject to the terms and conditions of the Security Purchase Agreement. The value of the 2024 Convertible note at issuance approximated fair value as of December 31, 2024. During the three months ended March 31, 2025, the Company recorded a loss of $849 thousand on the change in the fair value of the 2024 Convertible note, recorded in other income (expense) on the consolidated statements of operations.

The following table presents balances of the fair value instruments as of March 31, 2025 and December 31, 2024, in thousands:

	Fair Value Measurements as of March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2024 Convertible Note	$—	$—	$4,899	$4,899
Total	$—	$—	$4,899	$4,899

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2024 Convertible Note	$—	$—	$4,050	$4,050
Total	$—	$—	$4,050	$4,050

The following table presents changes of the 2024 Convertible note with significant unobservable inputs (Level 3) for the three months ended March 31, 2025, in thousands:

2024 Convertible Notes
Balance at December 31, 2024	$4,050
Change in fair value	849
Balance at March 31, 2025	$4,899

The Company measured the 2024 Convertible note using a Monte Carlo simulation valuation model using the following assumptions:

Three months ended March 31, 2025
Volume Weighted average stock price ("VWAP")	$1.69
Simulation Period	0.68 years
Expected Volatility	128.5%
Credit risk-adjusted rate	18.2%
Risk-free Rate	4.2%

There were no gains and losses attributable to changes in instrument specific credit risk as the Company determined the likelihood of an event of default to be de minimus. The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid and other assets, accounts payable and accrued expenses, deposits, and members’ deposit approximate their fair value because of the short maturity of those instruments. The Company’s credit facility, convertible notes and other loans approximate the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term maturity of these instruments at March 31, 2025 and December 31, 2024.
Commitments and contingencies
The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and FASB ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment.
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

The Company generates revenue primarily through: (i) the sale of aircraft, and (ii) our Vaunt software-as-a-subscription product. Revenue is recognized when control of the promised service is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies, as a performance obligation, each promise to transfer a good or service to a customer that is distinct. To identify its performance obligations, the Company considers all of the goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

For each revenue stream, we evaluate whether our obligation is to provide the good or service itself, as the principal or to arrange for the good or service to be provided by the other party, as the agent, using the control model. In such circumstances, the Company is primarily responsible for satisfying the overall performance obligation with the customer and is considered the principal in the relationship.

Revenue from aircraft sales is recognized upon the delivery of the aircraft.

The Company has generated revenue during the three months ended March 31, 2025 and 2024, broken down as follows, in thousands:

	Three Months Ended March 31,
	2025	2024
Aircraft sales	$25,100	$—
Subscription	383	48
Total	$25,483	$48

Revenue from the sales of our Vaunt Software-as-a-subscription is deferred and recognized over the subscription term of the software.

The following tables provide a rollforward of deferred revenue for the three months ended March 31, 2025:

Amount
Balance as of December 31, 2024	$696
Revenue recognized	(383)
Revenue deferred	389
Balance as of March 31, 2025	$702

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

Net income (loss) per share
The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB ASC. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially dilutive debt or equity. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the three months ended March 31, 2025, include stock options and convertible debt.
The Company had 18,048 and 78,937 outstanding stock options to purchase an equivalent number of common stock at March 31, 2025, and 2024, respectively.

The Company also had 1,161,195 outstanding warrants to purchase an equivalent number of shares of common stock as of March 31, 2025 and 2024, respectively at a weighted average strike price of $287.50.
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

The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the fair value. There was no impairment loss for the three months ended March 31, 2025 or 2024, respectively.
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
If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter. In March 2025, the Company sold GC Aviation, Inc and the Part 135 air carrier certificate. In connection with that sale, the Company recorded an impairment on goodwill of $35 thousand for the three months ended March 31, 2025. The loss is recorded in other income, net in the consolidated statements of operations. There was no impairment loss recorded for the three months ended March 31, 2024.

Segment reporting

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The chief operating decision maker is the chief executive officer. We determined that the Company operates in a single operating and reportable segment, private aviation services, as the chief operating decision maker reviews financial information including total assets from continuing operations and consolidated statement of operations from continuing operations presented on a consolidated basis for purposes of making operating decisions, allocating resources, and assessing performance. Substantially all of our long-lived assets are located in the U.S.

Cost of revenue

Cost of revenue includes costs that are directly related to the related revenue streams – aircraft sales and subscription based revenue. Aircraft sales cost of revenue is our purchase price of the aircraft. Subscription costs includes costs of our proprietary software, the Vaunt platform.

Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expenses on the statements of operations. Such advertising amounted to $137 thousand and $2.2 million for the three months ended March 31, 2025 and 2024, respectively.
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
Recent accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update “ASU” 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker “CODM” and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, Early adoption was permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement

Expenses (“ASU 2024-03”). ASU 2024-03 is intended to enhance the disclosures for expenses for all public entities in accordance with ASC Topic 220, Income Statement-Reporting Comprehensive Income. ASU 2024-03 addresses investor requests for more detailed information about expenses, specifically cost of sales and selling, general, and administrative expenses. ASU 2024-03 requires a public entity to disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption presented on the face of the income statement as well as a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires a public entity to disclose the total amount of selling expenses and the entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. A public entity should apply ASU 2024-03 either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its future consolidated financial statements and related disclosures.

NOTE 3 – DISCONTINUED OPERATIONS
In September 2024, the Company entered into an agreement with flyExclusive to transition our aircraft ownership program fleet operations to flyExclusive. This move is expected to provide Volato with the opportunity to focus on what it believes to be its high-growth areas, including aircraft sales and proprietary software. We will continue to take delivery of new aircraft, while also generating revenue from our proprietary software, including the Vaunt platform, Volato’s empty leg consumer app. In March 2025, the Company sold GC Aviation, Inc., which holds the FAA Part 135 certificate, therefore items related to managed aircraft are included in discontinued operations.

Major classes of line items constituting net income (loss) from discontinued operations are as follows:

	Three Months Ended March 31,
	2025	2024
Revenue - Aircraft usage	$56	$11,469
Revenue - Managed aircraft	—	1,695
Costs of Revenue - Aircraft usage	38	15,929
Cost of Revenue - Managed aircraft	—	1,510
Selling, general and administrative	207	7,414
Other income (loss) from discontinued operations	(59)	—
Loss from discontinued operations before provision for taxes	(130)	(11,689)
Benefit for taxes from discontinued operations	(225)	—
Net income (loss) from discontinued operations, net	$95	$(11,689)

Carrying amounts and major classes of assets included as part of discontinued operations are as follows:

	March 31, 2025	December 31, 2024
Accounts receivable, net	$987	$1,027
Prepaid and other assets	1,180	1,254
Property and equipment, net	—	3
Intangibles, net	—	1,200
Goodwill	—	635
Total assets associated with discontinued operations	$2,167	$4,119

Carrying amounts and major classes of liabilities included as part of discontinued operations are as follows:

	March 31, 2025	December 31, 2024
Accounts payable and accrued liabilities	$5,365	$6,344
Credit facility and other loans	918	918
Customer deposits and deferred revenue	4,754	5,156
Deferred income tax liability	—	305
Total liabilities associated with discontinued operations	$11,037	$12,723

NOTE 4–INTANGIBLES
Finite-Lived Intangible Assets
As of December 31, 2024, the Company impaired the remaining value of the customer relationships asset and recorded a loss on the impairment of $130 thousand which was recorded in selling, general and administrative expenses. Intangible asset amortization expense was zero and $15 thousand for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31 2024 the balance of customer relationships was zero.
Indefinite - Lived Intangible Assets
The following table summarizes the balances of the indefinite-lived intangible assets as of March 31, 2025 and December 31, 2024, in thousands:

	March 31, 2025	December 31, 2024
Intangible asset - Part 135 certificate	$—	$1,200

The FAA Part 135 certificate amount of $1.2 million relates to the certificate held by GC Aviation, Inc. In March 2025, the Company sold GC Aviation, Inc, and the FAA Part 135 Certificate for $2.0 million. The Company did not recognize any impairment of the Part 135 certificate during the three months ended March 31, 2025 and 2024, respectively.
NOTE 5 - MERGER TRANSACTION COSTS PAYABLE

In connection with the business combination in December 2023, the Company entered into three agreements (the “Agreements”) with financial institutions, in which the Company agreed to pay a success fee in the aggregate amount of $4.25 million to the financial institutions in case the Company consummates the acquisition. The success fees were to be paid in shares of the Company’s common stock and warrants during the 2024 fiscal year.

ASC 480 Distinguishing Liabilities From Equity requires liability classification for all instruments that embodies an unconditional obligation that the Company must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely on a fixed monetary amount know at inception. As a result, the Company classified such liability in current liabilities as of December 31, 2023. In January 2024, the Company issued an aggregate number of 48,342 shares of common stock and 4,000 warrants in full settlement of the merger transactions costs of $4.25 million which was payable to three financial institutions. As of March 31, 2025 and December 31, 2024 the merger transaction costs payable were zero.
NOTE 6 – FORWARD PURCHASE AGREEMENT

On November 28, 2023, the Company Volato, Inc. and Vellar Opportunities Fund Master, Ltd. (“Seller”), entered into an agreement (as defined above the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, the Seller could purchase, prior to the closing, up to 2.0 million shares (the “Maximum Number of Shares”) of the Company from third parties through a broker in the open market. The Number of Shares (as defined in the Forward Purchase Agreement) subject to the Forward Purchase Agreement could be subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

Under the Forward Purchase Agreement the Seller was paid directly an aggregate cash amount equal to the product of (i) the number of shares as set forth in the pricing date notice and (ii) the redemption price paid by the Company on the closing of its 2023 business combination date to holders of its common stock who exercised their redemption rights in connection with the closing.

During the year ended December 31, 2023, the Company paid an aggregate amount of approximately $18.9 million. The Company collected $2.4 million in December 2023 and recognized a loss on the change in fair value of the forward purchase agreement in the aggregated amount of $13.4 million, which was reported in other expenses in the consolidated statement of operations for the year ended December 31, 2023.

In July 2024, Seller notified the Company of the termination of the Forward Purchase Agreement, following a delivery of a notice establishing the Valuation Date (as defined in the Forward Purchase Agreement); upon termination, Seller was not obligated to pay the Company a cash amount. The Company recorded the impact of the notice in the second quarter of 2024. In the three months ended March 31, 2025 and 2024, the Company recognized a loss on the change in fair value of zero and $227 thousand, respectively, reported in other expenses in the consolidated statement of operations.
NOTE 7– PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following at March 31, 2025 and December 31, 2024, in thousands:

	March 31, 2025	December 31, 2024
Machine and equipment	$186	$188
Automobiles	39	72
Website development costs	290	290
Computer and office equipment	5	5
Software development costs	579	579
	1,099	1,134
Less accumulated depreciation	(520)	(454)
Property and equipment, net	$579	$680
During the three months ended March 31, 2025 and 2024, the Company recognized $85 thousand and $65 thousand of depreciation and amortization, respectively.
NOTE 8 – DEPOSITS
Deposits consist of the following at March 31, 2025 and December 31, 2024, in thousands:

	March 31, 2025	December 31, 2024
Deposits on aircraft	$15,000	$36,000
Other deposits	1	300
Total deposits	15,001	36,300
Less current portion	(15,000)	(36,000)
Total deposits, non-current	$1	$300

Below is a breakdown of the deposits on aircraft as of March 31, 2025 and December 31, 2024, in thousands:

	March 31, 2025	December 31, 2024
Gulfstream aircraft deposits	$15,000	$36,000
Total deposits on aircraft	15,000	36,000
Less current portion	(15,000)	(36,000)
Total deposits on aircraft non-current	$—	$—
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

The Company has fully funded an aggregate amount of $48.0 million in deposits towards the acquisition price of the four Gulfstream G 280 aircraft in accordance with the scheduled payment terms of the agreements as of March 31, 2025, and December 31, 2024, respectively. Upon delivery of the first Gulfstream G280 in the third quarter of 2024, $12.0 million of the deposits were applied toward the purchase price of the airplane. Upon delivery of the second GulfStream G280, in January 2025, $12.0 million of the deposits were applied toward the purchase price of the airplane. Additionally, in March 2025, GulfStream notified the Company that the fourth Gulfstream G280 would be delayed from the original timeline with delivery now expected in Q4 2025. In connection with the delivery delay, GulfStream agreed to return the deposit on the fourth Gulfstream G280 reducing the deposits by $9.0 million. In April 2025, the third Gulfstream G280 was delivered and $12.0 million of the deposits were applied toward the purchase price of the airplane.

During the three months ended March 31, 2024, the Company funded $6.0 million pursuant to the terms of the executed purchase agreements, of which $6.0 million was funded through SAC leasing G 280 Line of credit.

NOTE 9 – PROMISSORY NOTE- RELATED PARTY
Dennis Liotta - March 2023 note
On March 15, 2023, the Company entered into a promissory note agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $1.0 million, with an effective date of February 27, 2023 and which matured on March 31, 2024 (“March 2023 note”). The entire outstanding principal balance together with accrued but unpaid interest were due at the maturity date. The March 2023 note included a ten percent (10%) interest rate per annum. On April 1, 2024, the March 2023 note was paid in full. Promissory note from related party was zero as of March 31, 2025, and December 31, 2024, respectively.
The Company incurred zero and $23 thousand of interest on the March 2023 note during the three months ended March 31, 2025 and 2024, respectively.

NOTE 10 – UNSECURED CONVERTIBLE NOTES
Unsecured convertible notes consisted of the following at March 31, 2025 and December 31, 2024, in thousands:

	March 31, 2025	December 31, 2024
2024 unsecured convertible notes, 4% coupon, due December 2025	$4,899	$4,050
Less current portion	(4,899)	(4,050)
Total unsecured convertible note, long term	$—	$—

2024 unsecured convertible notes due December 2025 - 2024 Convertible note

During the year ended December 31, 2024, the Company entered into the Securities Purchase Agreement as described in Note 2 above. Under the Securities Purchase Agreement, the Company may issue a series of convertible notes for an aggregate principal not to exceed $36.0 million. During the year ended December 31, 2024, the Company issued a single convertible note in a principal amount of $4.5 million, (as defined above, the “2024 Convertible note”) of which $4.1 million was funded as of December 31, 2024, representing an original issue discount of ten percent. Interest is payable quarterly at the Company’s option and shall either be (i) paid in cash; (ii) paid-in-kind in shares of common stock; or (iii) compound and become additional principal outstanding. The Company recorded $14 thousand of accrued interest expense in the year ended December 31, 2024. During the three months ended March 31, 2025 the $14 thousand of paid-in-kind interest was rolled into the principal balance of the 2024 Convertible note.
The 2024 Convertible note is accounted for as a single liability measured at fair value in accordance with ASC 825-10. At March 31, 2025, the Company valued the 2024 Convertible note using the Monte-Carlo valuation model. See Note 2.

NOTE 11 – CREDIT FACILITY AND OTHER LOANS
Credit facility and other loans consisted of the following at March 31, 2025 and December 31, 2024, in thousands:

	March 31, 2025	December 31, 2024
SAC Leasing G280 LLC credit facility, 12.5% interest, net of deposits	$8,500	$28,000
Term Loan	—	1,102
Less discounts	(185)	(247)
Total credit facility, net of discount and deposits	$8,315	$28,855
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

During the three months ended March 31, 2025, the Company decreased its SAC leasing G280 line of credit by $19.5 million which was a combination of a repayment in the amount of $10.5 million, with the sale of the second G280 in February 2025 and the deposit release and corresponding pay down of the G280 line of credit of $9.0 million with the delay of the fourth G280 until Q4 2025, which brings the carrying balance to $8.5 million as of March 31, 2025. In April 2025, the Company repaid the remaining $8.5 million SAC leasing G280 line of credit.
The Company incurred zero and $68 thousand of incremental closing costs, which are reported as debt discount against the liability in the consolidated balance sheets as of March 31, 2025, and December 31, 2024, respectively.

During the three months ended March 31, 2025 and 2024, the Company amortized to interest expense $62 thousand and $47 thousand of debt discount, respectively.
The maturity date is the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC G280 LLC as collateral on this credit facility.

During the three months ended March 31, 2025 and 2024, the Company incurred approximately $641 thousand and $1.1 million of interest under this facility, respectively.
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

In connection with the purchase and sale of the second G280, the Company entered into a financing agreement with OgaraJets. The Company borrowed $19.6 million from OgaraJets to facilitate the delivery and subsequent sale of the second G280. Upon the sale of the second G280, in February 2025, $19.7 million was repaid to OgaraJets. All transactions occurred during the first quarter of 2025.

Term Loan

In July 2024, the Company entered into a business loan and security agreement (the “Loan”) with TVT Capital Sources LLC (the “Lender”), for a term loan in the amount of $4.0 million. Net proceeds of $3.9 million were received by the

Company and used to fund operations. The Loan bears interest at an annual percentage rate of 165% and matures on January 28, 2025, with principal and interest payments made weekly.

The Loan provides for events of default customary for term loans. As of December 31, 2024, the Company was in compliance with all covenants. The Loan is collateralized by all assets of the Company with the exception of the purchase agreements of G280 aircraft or any collateral pledged to SAC Leasing G280.

The Company incurred financing fees of $200 thousand, which were recorded as a direct discount to the debt and are being amortized over the term of the Loan. The Company amortized $36 thousand and zero of financing fees in the three months ended March 31, 2025 and 2024, respectively. The Company recorded $107 thousand of interest expense related to the Loan in the three months ended March 31, 2025.

In November 2024, the Company entered into an agreement with a third party to settle outstanding payables owed by the Company to designated vendors in exchange for a settlement amount in shares of common stock. As of December 31, 2024 in accordance with the agreement, the Company issued 639,720 shares of common stock for the payment of $1.475 million of principal and interest due to the Lender under the Loan and $725 thousand of payables related to a separate vendor. The Company recorded a $2.8 million loss on extinguishment of debt upon the settlement of each issuance equal to the payables less the fair value of the shares calculated as of the closing stock price on the date of settlement.

In February 2025, the Company paid the remaining principal balance due on the Loan of $1.1 million and outstanding interest of $107 thousand.
NOTE 12 – RELATED PARTIES

Liotta Family Office, LLC

Liotta Family Office, LLC (“LFO”) is owned 20% by the Company’s Chief Executive Officer (“CEO”), 60% owned by the father of the Company’s Chief Executive Officer, and 20% owned by the brother of the CEO. LFO currently owns 74,372 Shares of Common Stock which represents 3.9% of the Company’s issued and outstanding Common Stock as of March 31, 2025.

During the year ended December 31, 2023, Liotta Family Office, LLC (“LFO”) entered into an unsecured promissory note for a total amount of $1.0 million (Note 9). The Company incurred approximately $23 thousand of interest during the three months ended March 31, 2024. In April 2024, the promissory note and interest was paid in full.

Plane Co’s

The Company facilitated the formation of limited liability companies (“Plane Co’s”), which are then funded by third party members prior to the sale and delivery of an aircraft purchased from Honda Aircraft that entered into the Company’s fractional program.

In October 2024, as part of the agreement with flyExclusive, Volato sold all of its interest in the Plane Co’s to flyExclusive.

The aggregate amount of revenue included in loss from discontinued operations generated from Plane Co’s totaled zero and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

Expenses charged to the Company by Plane Co’s and included in loss from discontinued operations, totaled zero and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

Balance due to Plane Co’s amounted to $4 thousand and $4 thousand as of March 31, 2025 and December 31, 2024, respectively.
NOTE 13 – INCOME TAXES
Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that would impact the consolidated financial statements or related disclosures.

The effective tax rate was negative 39.00% and zero percent for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate for the three months ended March 31, 2025 differs from the federal statutory rate of 21%, and was negative as a result of the valuation allowance on the deferred tax benefit due to the disposition of GC Aviation, Inc. and the Part 135 FAA Certificate intangible asset.
NOTE 14 – SHAREHOLDERS’ DEFICIT

On December 1, 2023, the Company filed its Second Amended and Restated Certificate of Incorporation with the State of Delaware. Our Certificate of Incorporation initially authorized the issuance of 81,000,000 shares, consisting of 80,000,000 shares of Class A Common Stock, $0.0001 par value per share, and 1,000,000 shares of Preferred Stock, $0.0001 par value per share. On October 28, 2024, the Company filed an amendment to the Certificate of Incorporation to increase the number of authorized shares to 201,000,000 shares consisting of 200,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock.

On February 12, 2025, the Board unanimously approved the Reverse Stock Split of the Company’s Common Stock, at a ratio of 1-for-25. The Reverse Stock Split became effective on February 24, 2025, with no change in par value. All share amounts have been retroactively adjusted to account for the Reverse Stock Split as if it occurred at inception. The Reverse Stock Split did not have an effect on the Authorized Common Stock.

Preferred Stock

No shares of preferred stock have been issued as of March 31, 2025 and December 31, 2024.

Stock Options - Equity Incentive Plans

Summary of the 2023 Plan

The 2023 Stock Incentive Plan (the “2023 Plan”) was approved at the special meeting of the shareholders of the Company on November 28, 2023. The 2023 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of Common Stock for issuance pursuant to awards under the 2023 Plan equal to 224,348 shares. As of March 31, 2025 the Company had 230,424 shares available for issuance.

Stock option activity for the periods presented, is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	18,614	$5.59	7.5
Granted	—	—
Cancelled	(566)	26.11
Exercised	—	—
Outstanding as of March 31, 2025	18,048	$5.54	7.2
Exercisable as of March 31, 2025	15,813	$1.44
The Black-Scholes option pricing model is used by the Company to determine the weighted-average fair value of share-based payments. The Company recognizes forfeitures as they occur. There were no stock options issued in the three months ended March 31, 2025.
Restricted Stock

In the first quarter of 2025, the Company issued time-based restricted stock units.

Restricted stock unit activity for the period presented is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	29,080	$13.64
Granted	7,645	0.25
Vested	(3,936)	5.11
Forfeited	—	—
Outstanding at March 31, 2025	32,789	$16.07

Stock based compensation expense was $46 thousand and $83 thousand for the three months ended March 31, 2025 and 2024, respectively.

Warrants

As of March 31, 2025, there were 552,000 public warrants and 609,195 private placement warrants issued and outstanding.

Private placement warrants

The Company has 609,195 private placement warrants outstanding. Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $287.50 per share. Such private placement warrants are exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company. The private placement warrants are all exercisable as of March 31, 2025. There was no activity during the three months ended March 31, 2025.

Public warrants

Pursuant to the Initial Public Offering (“IPO”) by Proof Acquisition Corp I (“PACI”) in 2021, the Company sold 1,104,000 Units at a price of $250.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $287.50 per share, subject to adjustment. A majority of the shares were redeemed before the merger transaction, but the warrants remain. As a result there are 552,000 warrants outstanding as of March 31, 2025.

The public warrants became exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the IPO. The public warrants expire five years after the completion of a business combination or earlier upon redemption or liquidation. The public and private warrants expire on December 1, 2028. The public warrants are all exercisable as of March 31, 2025. There was no activity during the three months ended March 31, 2025.
NOTE 15 – COMMITMENT AND CONTINGENCIES
Gulfstream Aerospace, LP
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million and with expected deliveries in 2024 through 2025, for which the Company made prepayments totaling $48.0 million and $45.0 million as of March 31, 2025, and March 31, 2024, respectively. The $48.0 million is non-refundable, except in some specific circumstances, and would serve as consideration for liquidated damages of $3.0 million per aircraft should the purchase agreement be terminated by the Company.
In September 2024, the Company took delivery of one Gulfstream G280 and received $12.0 million in deposits related to the aircraft, of which $9.0 million paid down the SAC Leasing G280 line of credit and $3.0 million was retained by the Company. In the first quarter of 2025, an additional $12 million in deposits was received as a result of the delivery of the second Gulfstream G280 and the return of $9 million in deposits related to the fourth Gulfstream G280. The $9 million in returned deposits were used to pay down the SAC Leasing G280 line of credit.

Future minimum payments under the purchase agreements with Gulfstream Aerospace, LP at March 31, 2025, are as follows, in thousands:

Gulfstream G280 Fleet
2025	$26,720
Total expected contractual payments	$26,720
The Company has a credit facility in place with SAC Leasing G280 LLC to fund $40.5 million of the original $79.0 million due under these purchase agreements with Gulfstream Aerospace LP. The remaining balance to be funded by SAC Leasing G280 LLC is zero as of March 31, 2025.
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
Aircraft Leases
During 2023, the Company began leasing an aircraft with a term of five years which has fixed lease payments. The Company recognized an operating lease liability in the amount of the net present value of the future minimum lease payments, and a ROU asset. The discount rate used for this lease was 12%, which was determined to be the incremental borrowing rate based on comparative secured financing in the marketplace at the inception of the fixed lease payments.

Lease expense is recognized on a straight-line basis over the lease term. Lease expense related to this lease consisting of fixed and variable lease costs was zero and $117 thousand for the three months ended March 31, 2025 and 2024, respectively.
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
Some of the aircraft leases have lease terms of 12 months or less. The Company has made a policy election to classify lease agreements with a lease term of 12 months or less as short-term leases. Accordingly, the Company has not recognized ROU assets or lease liabilities related to these lease agreements pursuant to the short-term election. The Company recognizes short-term lease costs on a straight-line basis over the lease term and accrues the difference each period between the amount expensed and the amount paid.
Variable lease costs associated with the aircraft operating leases were zero and $2.9 million for the three months ended March 31, 2025, and 2024, respectively. Short-term lease costs on the aircraft leases were zero and $15 thousand for the three months ended March 31, 2025, and 2024, respectively.

As of December 31, 2024, the Company had terminated all the aircraft leases as part of the flyExclusive agreement.
Airport Facilities
Our facilities leases are for space at airports throughout the south with remaining terms ranging from one to eleven months. These leases consist of hangar space and office space. The leases have lease terms of 12 months or less. Accordingly, the Company has not recognized ROU assets or lease liabilities related to these lease agreements pursuant to the short-term lease election. The Company has made a policy election to not separate lease and non-lease components for these facility leases. Short-term lease costs related to these leases were $3 thousand and $18 thousand for the three months ended March 31, 2025, and 2024, respectively.

In January 2024, the Company began leasing space for aircraft with a term of 5 years with fixed lease payments. The Company recognized an operating lease liability in the amount of the net present value of the future minimum lease payments, and a ROU asset. The discount rate used for this lease was 12%, which was determined to be the incremental borrowing rate based on comparative secured financing in the marketplace at the inception of the fixed lease payments.

Customer Deposits and Deferred Revenue

Customer deposits and deferred revenue consisted of deposits from customers for the purchase of aircraft of $8.6 million and $10.7 million as of March 31, 2025 and December 31, 2024, respectively, as well as deferred revenue of $702 thousand and $696 thousand as of March 31, 2025 and December 31, 2024, respectively.
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

In the Tampa Division of the U.S. District Court, in and for the Middle District of Florida on September 12, 2024, Joshua G. Newsteder, LouAnn Gray, and those similarly situated (the “Plaintiffs”) filed suit against the Volato Group, Inc. and Volato, Inc.(together, the “Defendants”) citing various allegations including that the termination of employment of 230 employees that occurred on August 30, 2024 violated requirements of the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et. seq. Plaintiffs are seeking unpaid wages or salary, benefits and other relief deemed by the court as just and proper. The Defendants. deny all allegations. Current range of loss can not be estimated.

NOTE 16 – SEGMENT INFORMATION

The Company has one reportable segment, private aviation services, managed on a consolidated basis by the CEO who is the chief operating decision maker (“CODM”). The private aviation services segment provides airplane sales and software-as-a-service subscriptions. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on net income (loss) from continuing operations before income taxes that is also reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as consolidated total assets.

The CODM allocates resources and evaluates performance based on net income (loss) from continuing operations before income taxes, which is the Company’s measure of segment profit or loss. The CODM considers year-over-year variances for net income (loss) from continuing operations before taxes when making decisions about how to utilize the company’s resources.

The components of segment profit or loss were as follows:

	Three Months Ended
	March 31,
	2025	2024
Revenue	$25,483	$48
Less:
Cost of revenue	20,987	52
Selling, general and administrative(1)	1,970	4,330
Loss on fair value adjustment of financial instruments	849	227
Interest Expense	2,400	1,138
Add:
Other(2)	1,181	4
Net income (loss) from continuing operations before income taxes	$458	$(5,695)

(1) Includes amounts for depreciation and amortization expense.

(2) Other includes gains of $1.5 million for settlements of deposits and other liabilities at a discount for the three months ended March 31, 2025.

NOTE 17 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months ended March 31,
	2025	2024
Numerator:
Net income (loss) from continuing operations	$360	$(5,701)
Add: stock based compensation expense, net of tax	43	—
Add: loss on convertible note, net of tax	838	—
Net income (loss) attributable to common stockholders from continuing operations, dilutive	1,241	(5,701)
Net income (loss) from discontinued operations	95	(11,689)
Denominator:
Weighted-average common shares outstanding, basic	1,862,438	1,164,648
Add: options and restricted stock units	22,869	—
Add: 2024 convertible note on as-converted basis	12,295,082	—
Weighted-average shares outstanding, dilutive	14,180,389	1,164,648

The following securities were excluded due to their anti-dilution effect on net loss per share attributable to common stockholders recorded in each of the periods:

	As of March 31,
	2025	2024
Warrants to purchase common stock	1,161,195	1,161,195
Stock options outstanding	17,003	85,382
Restricted stock units with performance and market conditions	10,964	—
Total	1,189,162	1,246,577

NOTE 18 – SUBSEQUENT EVENTS
Management has evaluated events that have occurred subsequent to the date of these consolidated financial statements and has determined that no such reportable subsequent events exist through the date the consolidated financial statements were issued in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in the Quarterly Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Volato Group, Inc.
Overview of Our Business
Our mission is to provide our customers more time for the rest of their lives by providing convenient and high-quality travel by using the right aircraft for the mission and by developing proprietary technology designed to make the travel experience more seamless. Our revenue is generated through airplane sales and software-as-a-service subscriptions.
In September 2024, we entered into an agreement with flyExclusive, a leading provider of private jet charter services, to transition our aircraft ownership program fleet operations to flyExclusive. This move is expected to bring substantial cost savings and provide Volato with the opportunity to focus on what it believes to be its high-growth areas, including aircraft sales and products and services utilizing our proprietary software. Volato expects to benefit from the margins on aircraft sales without the burden of operational costs, while also generating revenue from its proprietary software, including the Vaunt platform, Volato’s successful empty leg consumer app. In the fourth quarter of 2024, we transferred the aircraft lease agreements to flyExclusive and have no further obligations under the aircraft lease agreements or control over such flight operations. Items related to our aircraft ownership program fleet operations are now included in discontinued operations.
Financial highlights for the quarter ended March 31, 2025 include:
•We generated total revenue of $25.5 million, an increase of $25.4 million compared to 2024, primarily related to an increase in aircraft sales of $25.1 million as we took delivery of our second Gulfstream G280;
•Net income from continuing operations was $0.4 million compared to a net loss of $5.7 million in the first quarter of 2024. The decrease in net loss from continuing operations was the result of higher plane sale revenue mentioned above, and;
•We generated a net income of $0.5 million, representing a $17.8 million improvement over the same quarter of the prior year.
Key Factors Affecting Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Airplane Sales
We expect to take delivery of three Gulfstream G280 aircraft manufactured by Gulfstream Aerospace Corporation (“Gulfstream”) and sell these airplanes to third parties in 2025. Our first Gulfstream G280 was delivered and sold to a third party in the third quarter of 2024. In February 2025, our second GulfStream G280 was delivered and sold to a third party.
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
Results of Operations
Comparison of three months ended March 31, 2025 and 2024
The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,		Change In
	2025	2024	$	%
Revenue	$25,483	$48	$25,435	N/M

Costs and expenses:
Cost of revenue	20,987	52	20,935	N/M
Selling, general and administrative	1,970	4,330	(2,360)	(55)%
Total costs and expenses	22,957	4,382	18,575	424%

Operating income (loss)	2,526	(4,334)	6,860	(158)%

Other income (expenses):
Other income, net	1,181	4	1,177	N/M
Loss from change in fair value of financial instruments	(849)	(227)	(622)	274%
Interest expense, net	(2,400)	(1,138)	(1,262)	111%
Other expenses	(2,068)	(1,361)	(707)	52%

Income (loss) before provision for income taxes and discontinued operations	458	(5,695)	6,153	(108)%
Provision for incomes taxes	98	6	92	N/M
Net income (loss) from continuing operations	360	(5,701)	6,061	(106)%
Net income (loss) from discontinued operations, net of taxes	95	(11,689)	11,784	(101)%
Net income (loss)	$455	$(17,390)	$17,845	(103)%
N/M - the percentage change is not meaningful

Revenue
Revenue consists of the following (in thousands, except percentages):

	Three Months Ended March 31,		Change In
	2025	2024	$	%
Aircraft sales	$25,100	$—	$25,100	100%
Subscription	383	48	335	698%
Total	$25,483	$48	$25,435	52990%

Revenue increased by $25.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in revenue was the result of an increase in aircraft sales of $25.1 million and subscription based revenue of $335 thousand during the three months ended March 31, 2025 compared to the prior year. The increase in revenue from aircraft sales was the result of the delivery and sale of our second Gulfstream G280 during the quarter. We have orders for two additional Gulfstream G280s and expect delivery in 2025. The increase in subscription based revenues are attributable to our Vaunt platform which began to generate revenue during the 2024 fiscal year.
Cost of Revenue
Cost of revenue comprises expenses tied to the associated revenue streams: aircraft sales and subscription based revenue. Aircraft sales cost of revenue is our purchase price of the aircraft. Subscription costs includes costs we incur related to our proprietary software, the Vaunt platform.
Costs of revenue consists of the following (in thousands, except percentages):

	Three Months Ended March 31,		Change In
	2025	2024	$	%
Aircraft sales	$20,930	$—	$20,930	100%
Subscription	57	52	5	10%
Total	$20,987	$52	$20,935	40260%

Cost of revenue increased by $20.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in cost of revenue was primarily a result of an increase in aircraft sales as we took delivery of our second Gulfstream G280 aircraft during the quarter.
Selling, general and administrative
Selling, general and administrative expenses decreased by $2.4 million for the three months ended March 31, 2025 to $2.0 million, compared to the three months ended March 31, 2024. The decrease in selling, general and administrative is primarily related to the cost savings initiatives implemented during 2024.
Loss on change in fair value of financial instruments

The loss on change in fair value of financial instruments relates to the fair value adjustment on the 2024 Convertible Notes resulting in a non-cash loss of $0.8 million during the three months ended March 31, 2025.

For the three months ended March 31, 2024, the loss on change in fair value of $0.2 million was the result of the fair value adjustment on an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”). In July 2024, the Forward Purchase Agreement was terminated.

Interest Expense
Interest expense primarily consists of interest related to our aircraft brokerage and services agreement with OgaraJets LLC and the pre-delivery payment agreement with SAC Leasing G280 LLC. Interest expense increased $1.3 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily as a result of the aircraft brokerage and services agreement with OgaraJets LLC.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of stock, borrowings under our credit facilities, and capital raises from convertible debt and preferred stock. We additionally managed liquidity through the aircraft sales. As of March 31, 2025, we had $2.6 million of cash and cash equivalents.

Our primary needs for liquidity are to fund working capital, debt service requirements, and for general corporate purposes.

We believe factors that could affect our liquidity include the ability of Gulfstream to meet our delivery schedule and our ability to sell those aircraft, whether the closing conditions under the Securities Purchase Agreement are met (or waived) such that we are able to issue one or more additional convertible note under that arrangement, our ability to raise additional funds on favorable terms, the timing and extent of spending on software development and other growth initiatives, our ability to manage our expense, and overall economic conditions. To the extent that our current liquidity is insufficient to fund future activities, we will need to raise additional capital. We may attempt to raise additional capital through the sale of equity securities, through debt financing arrangements, or both. Raising additional capital by issuing equity securities will dilute the ownership of existing shareholders. The occurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In the event that additional capital is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

We have incurred negative cash flows from operating activities and significant losses from operations historically. Management believes that its current cash position, along with its anticipated margin from aircraft sales and proceeds from future debt and/or equity financings, when combined with prudent expense management, will allow the Company to continue as a going concern and to fund its operations for at least one year from the date of issuance of these financial statements. There are no assurances, however, that management will be able to raise capital or debt on terms acceptable to the Company. If the Company is unable to obtain sufficient additional capital or debt on terms acceptable to the Company, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition, and operating results. These above matters raise substantial doubt about the Company's ability to continue as a going concern.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2025, and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(312)	$(7,697)
Net cash provided by (used in) investing activities	21	(56)
Net cash used in financing activities	(1,133)	(683)
Net decrease in cash and restricted cash	$(1,424)	$(8,436)
Cash Flow from Operating Activities
Net cash used in operating activities for the quarter ended March 31, 2025 was $0.3 million. The cash outflow from operating activities consisted of our net income of $0.5 million, non-cash items of $1.1 million, and a change in net operating assets and liabilities of $1.9 million. The change in net operating assets and liabilities was primarily as a result of a decrease in customer deposits and deferred revenue of $2.1 million and a decrease in deposits of $1.8 million. The change in net assets and liabilities for discontinued operations for the quarter ended March 31, 2025 was $1.6 million.
Net cash used in operating activities for the quarter ended March 31, 2024 was $7.7 million. The cash outflow from operating activities consisted of our net loss of $17.4 million, non-cash items of $0.4 million and a change in net operating assets and liabilities of $6.3 million. The change in net assets and liabilities for discontinued operations for the quarter ended March 31, 2024 was $2.9 million.

Cash Flow from Investing Activities
Net cash provided by investing activities for the quarter ended March 31, 2025 was $21 thousand. The cash flow from investing activities consisted of the sale of property and equipment.
Net cash used in investing activities for the quarter ended March 31, 2024 was $56 thousand.
Cash Flow from Financing Activities
Net cash used in financing activities for the quarter ended March 31, 2025 was $1.1 million. Cash flow used in financing activities consisted of the repayment on loans of $1.1 million.

Net cash used in financing activities for the quarter ended March 31, 2024 was $0.7 million. Cash flow used in financing activities consisted of the repayment on loans of $0.4 million. The cash used in financing from discontinued operations was $0.3 million for the quarter ended March 31, 2024.
Sources of Liquidity

To date, we have financed our operations primarily through the business combination, sale of preferred stock, borrowings of long-term and short-term debt, loans and convertible notes. As of March 31, 2025, we had a working capital deficit of approximately $18.2 million. As of March 31, 2025, our primary source of liquidity was cash totaling $2.6 million. Based on our recent trends, we expect to fund our operations in 2025 from our cash on hand, cash from operations, one or more sales of convertible promissory notes in accordance with the Securities Purchase Agreement described in Note 2 and Note 10 to our unaudited financial statements in this quarterly report and potentially additional sales of equity or debt securities. The Company believes it has the ability to generate and obtain enough cash to meets its obligations for the next 12 months.
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft. The first Gulfstream G280 was delivered in the third quarter of 2024 and the second Gulfstream G280 was delivered in the first quarter of 2025. As of March 31, 2025, total consideration due on the remaining two Gulfstream G280s was $41.7 million with expected deliveries in 2025.
The maturity date is the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC G280 LLC as collateral on this credit facility. In the third quarter of 2024, $9.0 million was repaid to SAC G280 LLC as a result of the delivery of the first Gulfstream G280. In the first quarter of 2025, an additional $19.5 million was repaid to SAC G280 LLC as a result of the delivery of the second Gulfstream G280 and the return of $9.0 million in deposits related to the fourth Gulfstream G280. After the delivery of the second Gulfstream G280 and the deposit return related to the fourth Gulfstream G280, the outstanding balance of the credit facility from SAC Leasing was $8.5 million, net.

In July 2024, the Company entered into a business loan and security agreement (the “Loan”) with TVT Capital Sources LLC (the “Lender”), which provides for a term loan in the amount of $4.0 million. Net proceeds of $3.8 million were received by the Company and used to fund operations. The Loan bears interest at an annual percentage rate of 165% and matures on January 28, 2025, with principal and interest payments made weekly. In the first quarter of 2025, the loan was repaid in full.
Contractual Obligations and Commitments
Our principal commitments consist of contractual cash obligations under our credit facilities, operating leases and the 2024 Convertible notes. We have committed to acquire two (2) additional Gulfstream G-280 aircraft for total consideration of $41.7 million with expected deliveries in 2025, of which $15 million was funded and paid through March 31, 2025.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with GAAP. Certain amounts included in or affecting the consolidated financial statements presented in this Quarterly Report and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the company. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

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

The Company generates revenue primarily through: (i) the sale of aircraft and (ii) our Vaunt software-as-a-subscription platform. Revenue is recognized when control of the promised service is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies, as a performance obligation, each promise to transfer a good or service to a customer that is distinct. To identify its performance obligations, the Company considers all of the goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

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

JOBS Act

We are an “emerging growth company” as defined in the JOBS Act. The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The Company’s financial statements have not been impacted by the JOBS Act as of March 31, 2025.

We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of SOX, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We may remain an emerging growth company until the last day of the fiscal year ending after the fifth anniversary of our IPO, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately.

Recent Accounting Pronouncements
For further information on recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” of the accompanying consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 3. . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on March 31, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a defendant or plaintiff in various legal proceedings which arise in the normal course of business. As such, we are required to assess the likelihood of any adverse outcomes to these proceedings as well as potential ranges of probable losses. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected. See Note 15 of our unaudited financial statements included in this Quarterly Report for more information.

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. Investors should review the risks provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
The Company did not sell any unregistered securities during the quarter ended March 31, 2025.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company repurchased no shares of Common Stock during the quarter ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR CREDIT FACILITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended March 31, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended March 31 ,2025, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

•(c) During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Index
Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Volato Group, Inc., as amended through February 19, 2025 (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2024).

3.2
Third Amended and Restated Bylaws of Volato Group, Inc. PROOF Acquisition Corp I, as amended through October 10, 2024 (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2024).

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

Date: May 15, 2025

VOLATO GROUP, INC.
By:	/s/ Matthew Liotta
Name:	Matthew Liotta
Title:	Chief Executive Officer

By:	/s/ Mark Heinen
Name:	Mark Heinen
Title:	Chief Financial Officer