Form 10-Q
period 2025-06-30
Volato Group, Inc.
filed 2025-08-14
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐         No ☒
As of August 11, 2025, there were 5,610,997 shares of common stock outstanding.

VOLATO GROUP, INC.
FORM 10-Q

Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward- looking statements may appear throughout this report, including the following sections: “Risk Factors” (Part II, Item 1A of this Form 10-Q), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Form 10- Q). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions or the negative of such terms. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe certain risks and uncertainties that could cause actual results and events to differ materially in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” of our most recent Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VOLATO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$4,707	$2,161
Restricted cash	—	1,839
Accounts receivable, net	32	2
Contract assets, net	211	—
Deposits	3,000	36,000
Note receivable, current	106	—
Prepaid expenses and other current assets	957	1,031
Current assets - discontinued operations	1,673	2,281
Total current assets	10,686	43,314

Property and equipment, net	422	680
Operating lease, right-of-use assets	148	167
Deposits	63	300
Note receivable, non-current	1,729	—
Non-current assets - discontinued operations	—	1,838
Total assets	13,048	46,299

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	3,299	5,452
Convertible notes, net	1,474	4,050
Operating lease liability	41	39
Credit facility and other loans	—	28,855
Customer deposits and deferred revenue	6,840	11,386
Current liabilities - discontinued operations	8,351	12,418
Total current liabilities	20,005	62,200

Operating lease liability, non-current	107	128
Non-current liabilities - discontinued operations	—	305
Total liabilities	$20,112	$62,633

COMMITMENTS AND CONTINGENCIES (Note 15)

Shareholders’ deficit:
Common Stock Class A, $0.0001 par value; 200,000,000 authorized; 4,622,737 and 1,843,852 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	93,181	87,968
Accumulated deficit	(100,250)	(104,307)
Total shareholders’ deficit	(7,064)	(16,334)
Total liabilities and shareholders’ deficit	13,048	$46,299

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$24,855	$181	$50,338	$229

Costs and expenses:
Cost of revenue	21,088	34	42,075	86
Selling, general and administrative	2,895	3,798	4,865	8,128
Total costs and expenses	23,983	3,832	46,940	8,214

Operating income (loss)	872	(3,651)	3,398	(7,985)

Other income (expenses):
Other income, net	3,130	154	4,311	158
Gain (loss) from change in fair value of financial instruments	99	(2,755)	(750)	(2,982)
Interest expense, net	(1,229)	(1,230)	(3,629)	(2,368)
Other income (expenses), net	2,000	(3,831)	(68)	(5,192)

Income (loss) before provision for income taxes and discontinued operations	2,872	(7,482)	3,330	(13,177)
Provision for incomes taxes	189	9	287	15
Net income (loss) from continuing operations	2,683	(7,491)	3,043	(13,192)
Net income (loss) from discontinued operations, net of taxes	919	(9,427)	1,014	(21,116)
Net income (loss)	$3,602	$(16,918)	$4,057	$(34,308)

Basic and diluted net loss per share:
Net income (loss) per share from continuing operations, basic	$1.03	$(6.38)	$1.36	$(11.28)
Net income (loss) per share from continuing operations, diluted	$0.55	$(6.38)	$0.85	$(11.28)
Net income (loss) per share from discontinued operations, basic	$0.35	$(8.03)	$0.45	$(18.06)
Net income (loss) per share from discontinued operations, diluted	$0.20	$(8.03)	$0.23	$(18.06)
Net income (loss) per share, basic	$1.39	$(14.41)	$1.82	$(29.34)
Net income (loss) per share, diluted	$0.75	$(14.41)	$1.08	$(29.34)

Weighted average common shares outstanding:
Basic	2,592,878	1,174,385	2,229,573	1,169,319
Diluted	4,661,101	1,174,385	4,506,376	1,169,319

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Amounts in thousands, except shares)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2023, as adjusted	1,121,738	$3	$78,410	$(63,662)	$14,751
Stock-based compensation	—	—	83	—	83
Issuance of common stock	48,327	—	—	—	—
Common stock and warrant reclass from in-kind liability to APIC	—	—	4,250	—	4,250
Net loss	—	—	—	(17,390)	(17,390)
Balance as of March 31, 2024, as adjusted	1,170,065	$3	$82,743	$(81,052)	$1,694
Stock-based compensation	—	—	185	—	185
Issuance of common stock	10,644	—	36	—	36
Net loss	—	—	—	(16,918)	(16,918)
Balance as of June 30, 2024, as adjusted	1,180,709	$3	$82,964	$(97,970)	$(15,003)

	Class A Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at December 31, 2024	1,843,852	$5	$87,968	$(104,307)	$(16,334)
Stock-based compensation	—	—	46	—	46
Issuance of common stock	57,041	—	—	—	—
Net income	—	—	—	455	455
Balance at March 31, 2025	1,900,893	$5	$88,014	$(103,852)	$(15,833)
Stock-based compensation	—	—	557	—	557
Issuance of common stock	2,721,844	—	4,610	—	4,610
Net income	—	—	—	3,602	3,602
Balance at June 30, 2025	4,622,737	$5	$93,181	$(100,250)	$(7,064)

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss) from continuing operations	$3,043	$(13,192)
Net income (loss) from discontinued operations	1,014	(21,116)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	169	130
Non-monetary exchange	54	$—
Stock compensation expense	603	268
Loss from sale of property and equipment	6	—
Loss from sale of consolidated entity	35	—
Gain on settlement of liabilities	(4,324)
Amortization right-of-use asset	19	—
Amortization of debt discount	283	92
Change in fair value forward purchase agreement	—	2,982
Change in fair value of convertible notes	750	—
Changes in assets and liabilities:
Accounts receivable	(30)	(1)
Contract assets, net	(211)	—
Prepaid and other current assets	73	495
Deposits	5,237	(266)
Account payable and accrued liabilities	(914)	4,358
Customers’ deposits and deferred revenue	(1,511)	11,049
Net cash provided by operating activities from continuing operations	3,282	5,915
Net cash used in operating activities from discontinued operations	(2,746)	(13,282)
Net cash provided by (used in) operating activities	536	(7,367)
Investing activities:
Cash payment for property and equipment	—	(110)
Proceeds from the sale of property and equipment	30	—
Cash used in investing activities - discontinued operations	—	(3)
Net cash provided by (used in) investing activities	30	(113)
Financing activities:
Principal payment on lease obligations	(19)	—
Repayments of lines of credit	—	(1,000)
Proceeds from issuance of convertible notes, net	1,350	—
Costs of share issuance	(66)
Repayment on loans	(1,124)	(668)
Proceeds from exercise of stock options	—	36
Cash used in financing activities - discontinued operations	—	(362)
Net cash provided by (used in) financing activities	141	(1,994)
Net increase (decrease) in cash	707	(9,474)
Cash and restricted cash, beginning of period	4,000	16,723
Cash and restricted cash, end of period	$4,707	$7,249
Supplemental disclosure of cash flow information:

Cash paid for interest	$1,652	$2,318
Cash paid for income taxes	$165	$—
Non-Cash Investing and Financing Activities:
Note receivable from sale of GC Aviation, Inc.	$1,800	$—
Non-cash interest	$1,977	$—
Credit facility for the aircraft deposits	$(28,000)	$9,000
Issuance of shares for convertible notes	$4,676	$—
Original debt discount	$—	$68
Financing for aircraft purchase	$37,506	$—
Payment on liability for aircraft purchase	$(37,595)	$—
Deposits on aircraft	$28,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Volato Group, Inc. (“we”, “us”, “the Company”, or “Volato”) is a holding company for several wholly owned subsidiaries, including Volato, Inc., Fly Vaunt, LLC, and Gulf Coast Aviation, Inc. The Company’s primary operating subsidiary was founded in 2021. That year, the Company entered the private jet charter and fractional ownership market with its Part 135 HondaJet ownership program, taking delivery of its first jet in August 2021 and completing its first Part 135 charter flight in October of 2021. In March 2022, the Company acquired Gulf Coast Aviation, Inc., owner of G C Aviation, Inc., a Texas entity and Part 135 air carrier certificate holder. In March 2022, the Company placed orders for four Gulfstream G280s for delivery in 2024 and 2025. In September 2022, the Company started internal development on its full suite Flight Management Software platform Mission Control, and on October 4, 2023 the Company announced the commercial launch of Vaunt, our proprietary consumer facing empty leg platform.
In September 2024, the Company entered into an agreement with flyExclusive, Inc., (“flyExclusive”) a leading provider of private jet charter services, to transition the management of its aircraft ownership fleet operations to flyExclusive. This move was intended to bring substantial cost savings and allow Volato to focus on its potential high-growth areas, including aircraft sales and proprietary software. The Company will continue to take delivery of new aircraft and also generating revenue from its proprietary software, including the Vaunt platform, its empty leg consumer app. In the fourth quarter of 2024, we transferred the aircraft lease agreements to flyExclusive and have no further obligations under the aircraft lease agreements or control over flight operations. The Company has retained insider card liabilities of $4.1 million that is included in discontinued operations as of June 30, 2025.

On February 24, 2025, the Company effected a reverse stock split of its issued and outstanding common stock, at a ratio of 1-for-25 (the “Reverse Stock Split”) with no change in par value. All share amounts have been retroactively adjusted to account for the split as if it occurred at inception.

On March 20, 2025 the Company sold its former subsidiary GC Aviation, Inc., which holds the FAA Part 135 certificate for $2.0 million, of which $1.8 million was a note receivable.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going concern, liquidity, and capital resources
The Company has limited operating history, and although the Company has realized net income of approximately $4.1 million for the six months ended June 30, 2025, it has a working capital deficit of approximately $9.3 million and has an accumulated deficit of approximately $100.3 million as of June 30, 2025.
These above matters raise substantial doubt about the Company's ability to continue as a going concern. During the next twelve months, the Company intends to fund its operations through the issuance of financial instruments including debts or equity and the revenues from operations including from the sale of aircraft at a premium to cost.
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

Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

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
•Assumptions used in the valuation notes receivable.
Cash and restricted cash

Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2025 and December 31, 2024, the Company had no cash equivalents besides what was in the cash balance as of this date. The Company had zero and $1.8 million of restricted cash at June 30, 2025, and December 31, 2024, respectively, which served as collateral for the credit facility with SAC Leasing G280 LLC described in Note 11 below.

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

The Company recognized approximately $123 thousand and zero of bad debt expense during the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized $147 thousand and zero bad debt expense, respectively.
Fixed assets
Fixed assets are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years:

Classification	Life
Machinery and equipment	3-7 years
Automobiles	5 years
Computer and office equipment	5 years
Website development costs	3 years
Computer software development
Software development costs are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section Property, plant and equipment net in the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life of the software, generally three years from when the asset is placed in service. The Company capitalized no internal software development costs during the six months ended June 30, 2025 and 2024. The Company recognized $48 thousand and $26 thousand of amortization expense related to computer software development during the three months ended June 30, 2025 and 2024, respectively. The Company recognized $96 thousand and $52 thousand of amortization expense related to computer software development during the six months ended June 30, 2025 and 2024, respectively. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities. During the three and six months ended June 30, 2025, the Company reduced the value of software development cost by $54 thousand related to a non-monetary exchange with a third party and their use of our mission control software. This software development cost was originally developed for internal use and has subsequently been licensed to a third party in a non-monetary transaction.
Website development cost
The costs incurred for activities during the website application and infrastructure development stage are capitalized in accordance with the guidance on internal-use software in FASB ASC 350-40. The Company capitalized zero and $110 thousand of website development costs during six months ended June 30, 2025 and 2024, respectively. The Company recognized approximately $24 thousand and $26 thousand of amortization expense related to website development costs during the three months ended June 30, 2025 and 2024, respectively. The company recognized $48 thousand and $51 thousand of amortization expense during the six months ended June 30, 2025 and 2024, respectively.

Valuation of long-lived assets
In accordance with FASB ASC 360, property, plant, and equipment, and long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. No impairment was recognized during the six months ended June 30, 2025 and 2024, respectively.
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

In December 2024, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) pursuant to which the Company may issue a series of convertible notes for an aggregate principal amount not to exceed $36.0 million. During the year ended December 31, 2024, the Company issued a single convertible note in the principal amount of $4.5 million, (the “2024 Convertible Note”) of which $4.1 million was funded as of December 31, 2024, representing an original issue discount of ten percent. The Company elected the fair value guidance under ASC 825-10 and the 2024 Convertible Note was recognized at initial fair value as of the issuance date. Any issuances of additional convertible promissory notes are subject to the terms and conditions of the Security Purchase Agreement. The value of the 2024 Convertible Note at issuance approximated fair value as of December 31, 2024. During the three months ended March 31, 2025, the Company recorded a loss of $849 thousand on the change in the fair value of the 2024 Convertible note, recorded in other income (expense) on the consolidated statements of operations. In June 2025, the outstanding principal and accrued interest of the 2024 Convertible Note was converted into 2,538,939 shares of the Company’s common stock, settling in full the Company’s repayment obligations under that note. Immediately prior to the conversions, the Company remeasured the liability to its fair value as of the conversion date. The Company recognized a gain of $223 thousand related to the change in the fair value of the 2024 Convertible Note recorded in other income expense on the consolidated statements of operations.

In June 2025, pursuant to the Securities Purchase Agreement, the Company issued a second convertible note (the “Second Tranche Note”) in the principal amount of $1.5 million, for a purchase price of $1.4 million, representing an original issue discount of ten percent, which matures on June 13, 2026. The Second Tranche Note was recorded at a fair value of $1.4 million. The Company recorded a loss of $124 thousand on the change in fair value of the Second Tranche Note in the three and six months ended June 30, 2025.

The following table presents balances of the fair value instruments as of June 30, 2025 and December 31, 2024, in thousands:

	Fair Value Measurements as of June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Second Tranche Note	$—	$—	$1,474	$1,474
Total	$—	$—	$1,474	$1,474

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2024 Convertible Note	$—	$—	$4,050	$4,050
Total	$—	$—	$4,050	$4,050

The following table presents changes of all convertible notes issued under the Securities Purchase Agreement with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2025, in thousands:

2024 Convertible Note
Balance at December 31, 2024	$4,050
Change in fair value	849
Balance at March 31, 2025	$4,899
Change in fair value	(99)
Conversions	(4,676)
Additions	1,350
Balance at June 30, 2025	$1,474

The Company measured the Second Tranche Note using a Monte Carlo simulation valuation model using the following assumptions:

Three and Six months ended June 30, 2025
Volume Weighted average stock price ("VWAP")	$1.28
Simulation Period	0.95 years
Expected Volatility	122.0%
Credit risk-adjusted rate	21.6%
Risk-free Rate	4.0%

There were no gains and losses attributable to changes in instrument specific credit risk as the Company determined the likelihood of an event of default to be de minimus. The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid and other assets, accounts payable and accrued expenses, deposits, and members’ deposit approximate their fair value because of the short maturity of those instruments. The Company’s credit facility, convertible notes and other loans approximate the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term maturity of these instruments at June 30, 2025 and December 31, 2024.
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

Revenue from aircraft sales is recognized upon the delivery of the aircraft.

The Company generated revenue during the three and six months ended June 30, 2025 and 2024, broken down as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Aircraft sales	$24,500	$—	$49,600	$—
Subscription	355	181	738	229
Total	$24,855	$181	$50,338	$229
Revenue from the sales of our Vaunt Software-as-a-subscription is deferred and recognized over the subscription term of the software and is included in customer deposits and deferred revenue on the consolidated balances sheets.

The following table provides a rollforward of deferred revenue for the six months ended June 30, 2025:

Amount
Balance as of December 31, 2024	$696
Revenue recognized	(738)
Revenue deferred	1,129
Balance as of June 30, 2025	$1,087

Assets Recognized from the Costs to Obtain Revenue Contracts

We recognize an asset for the incremental costs of obtaining a contract with a client if we expect the amortization period to be longer than one year, such costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. We have determined the costs incurred are incremental and recoverable and are subject to capitalization and amortization under ASC 340-40. The capitalized costs relate to revenue share with Vaunt operators and vaunt sales commissions. The assets are capitalized and amortized ratably over the expected period of the benefit, which is currently estimated at 14 months.

The following tables present the asset balances and related amortization expense for the contract assets:

	As of and for the six months ended June 30, 2025
	Beginning Balance	Amount Capitalized	Amortization	Ending Balance
Contract assets	$—	$242	$(31)	$211

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
Net income (loss) per share
The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB ASC. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially dilutive debt or equity. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the three and six months ended June 30, 2025, include stock options, restricted stock units and warrants.

The Company had 17,857 and 80,928 outstanding stock options to purchase an equivalent number of shares of common stock at June 30, 2025, and 2024, respectively.

The Company had 15,706 and 60,253 outstanding restricted stock units to purchase an equivalent number of shares of common stock at June 30,2025 and 2024, respectively.

The Company also had 1,161,195 outstanding warrants to purchase an equivalent number of shares of common stock as of June 30, 2025 and 2024, respectively at a weighted average strike price of $287.50.
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

The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the fair value. There was no impairment loss for the three and six months ended June 30, 2025 or 2024, respectively.
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
If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter. In March 2025, the Company sold GC Aviation, Inc and the Part 135 air carrier certificate. In connection with that sale, the Company recorded an impairment on goodwill of $35 thousand for the six months ended June 30, 2025. The loss is recorded in other income, net in the consolidated statements of operations. There was no impairment loss recorded for the six months ended June 30, 2024.

Segment reporting

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”), or decision-making group, in making decisions regarding resource allocation and performance assessment. The CODM is the chief executive officer. We determined that the Company operates in a single operating and reportable segment, private aviation services, the CODM reviews financial information including total assets from continuing operations and net income from continuing operations presented on a consolidated basis for purposes of making operating decisions, allocating resources, and assessing performance. Substantially all of our long-lived assets are located in the U.S.

Cost of revenue

Cost of revenue includes costs that are directly related to the related revenue streams – aircraft sales and subscription based revenue. Aircraft sales cost of revenue is our purchase price of the aircraft. Subscription costs includes costs of our proprietary software, the Vaunt platform.

Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expenses on the statements of operations. Such advertising amounted to $207 thousand and $1.0 million for the three months ended June 30, 2025 and 2024, respectively and $344 thousand and $3.2 million for the six months ended June 30, 2025 and 2024, respectively.
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

Major classes of line items constituting net income (loss) from discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue - Aircraft usage	$24	$12,276	$80	$23,745
Revenue - Managed aircraft	—	2,674	—	4,368
Costs of Revenue - Aircraft usage	27	15,985	64	31,914
Cost of Revenue - Managed aircraft	—	2,447	1	3,957
Selling, general and administrative	99	5,945	306	13,358
Other income (loss) from discontinued operations	946	—	1,005	—
Loss from discontinued operations before provision for taxes	844	(9,427)	714	$(21,116)
Benefit for taxes from discontinued operations	(75)	—	(300)	—
Net income (loss) from discontinued operations, net	$919	$(9,427)	$1,014	$(21,116)

Carrying amounts and major classes of assets included as part of discontinued operations are as follows:

	June 30, 2025	December 31, 2024
Accounts receivable, net	$493	$1,027
Prepaid and other assets	1,180	1,254
Property and equipment, net	—	3
Intangibles, net	—	1,200
Goodwill	—	635
Total assets associated with discontinued operations	$1,673	$4,119

Carrying amounts and major classes of liabilities included as part of discontinued operations are as follows:

	June 30, 2025	December 31, 2024
Accounts payable and accrued liabilities	$3,269	$6,344
Credit facility and other loans	918	918
Customer deposits and deferred revenue	4,164	5,156
Deferred income tax liability	—	305
Total liabilities associated with discontinued operations	$8,351	$12,723
NOTE 4–INTANGIBLES
Finite-Lived Intangible Assets
As of December 31, 2024, the Company impaired the remaining value of the customer relationships asset and recorded a loss on the impairment of $130 thousand which was recorded in selling, general and administrative expenses. Intangible asset amortization expense was zero and $15 thousand for the three months ended June 30, 2025 and 2024, respectively. Intangible asset amortization expense was zero and $30 thousand for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024 the balance of customer relationships was zero.
Indefinite - Lived Intangible Assets
The following table summarizes the balances of the indefinite-lived intangible assets as of June 30, 2025 and December 31, 2024, in thousands:

	June 30, 2025	December 31, 2024
Intangible asset - Part 135 certificate	$—	$1,200

The FAA Part 135 certificate amount of $1.2 million relates to the certificate held by GC Aviation, Inc. In March 2025, the Company sold GC Aviation, Inc, and the FAA Part 135 Certificate for $2.0 million. The Company did not recognize any impairment of the Part 135 certificate during the three or six months ended June 30, 2025 and 2024, respectively.
NOTE 5 - MERGER TRANSACTION COSTS PAYABLE

In connection with the business combination in December 2023, the Company entered into three agreements (together, the “Agreements”) with financial institutions, in which the Company agreed to pay a success fee in the aggregate amount of $4.25 million to the financial institutions in case the Company consummates certain acquisition(s). The success fees were to be paid in shares of the Company’s common stock and warrants during the 2024 fiscal year.

ASC 480 Distinguishing Liabilities From Equity requires liability classification for all instruments that embodies an unconditional obligation that the Company must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely on a fixed monetary amount know at inception. As a result, the Company classified such liability in current liabilities as of December 31, 2023. In January 2024, the Company issued an aggregate number of 48,342 shares of common stock and 4,000 warrants in accordance with the Agreements in full settlement of the Company’s obligations to the three financial institutions. As of June 30, 2025 and December 31, 2024 the merger transaction costs payable were zero.
NOTE 6 – FORWARD PURCHASE AGREEMENT

On November 28, 2023, the Company Volato, Inc. and Vellar Opportunities Fund Master, Ltd. (“Seller”), entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). The Seller could purchase, prior to the closing of a business combination we completed in December 2023, up to 2.0 million shares (the “Maximum Number of Shares”) of the Company from third parties through a broker in the open market. The Number of Shares subject to the Forward Purchase Agreement could be subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

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

In July 2024, the Seller notified the Company of the termination of the Forward Purchase Agreement, following a delivery of a notice establishing the Valuation Date (as defined in the Forward Purchase Agreement); upon termination, Seller was not obligated to pay the Company a cash amount. The Company recorded the impact of the notice in the second quarter of 2024. In the six months ended June 30 2025 and 2024, the Company recognized a loss on the change in fair value of zero and $3.0 million, respectively, reported in other expenses in the consolidated statement of operations.
NOTE 7– PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following at June 30, 2025 and December 31, 2024, in thousands:

	June 30, 2025	December 31, 2024
Machine and equipment	$186	$188
Automobiles	—	72
Website development costs	290	290
Computer and office equipment	5	5
Software development costs	525	579
	1,006	1,134
Less accumulated depreciation	(584)	(454)
Property and equipment, net	$422	$680
During the three months ended June 30, 2025 and 2024, the Company recognized $83 thousand and $65 thousand of depreciation and amortization, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized $169 thousand and $130 thousand of depreciation and amortization, respectively.

During the three and six months ended June 30, 2025, the Company reduced the value of software development cost by $54 thousand related to a non-monetary exchange with a third party and their use of our mission control software. This software development cost was originally developed for internal use and has subsequently been licensed to a third party in a non-monetary transaction.
NOTE 8 – DEPOSITS
Deposits consist of the following at June 30, 2025 and December 31, 2024, in thousands:

	June 30, 2025	December 31, 2024
Deposits on aircraft	$3,000	$36,000
Other deposits	63	300
Total deposits	3,063	36,300
Less current portion	(3,000)	(36,000)
Total deposits, non-current	$63	$300

Below is a breakdown of the deposits on aircraft as of June 30, 2025 and December 31, 2024, in thousands:

	June 30, 2025	December 31, 2024
Gulfstream aircraft deposits	$3,000	$36,000
Total deposits on aircraft	3,000	36,000
Less current portion	(3,000)	(36,000)
Total deposits on aircraft non-current	$—	$—
Gulfstream Aerospace, LP
In 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G 280 aircraft for total consideration of $79 million with expected delivery throughout fiscal year 2025. The first Gulfstream G280 was delivered in the third quarter of 2024. The second Gulfstream G280 was delivered in January 2025. The third Gulfstream G280 was delivered in April 2024. The remaining one Gulfstream G280 is expected to be delivered in the fourth quarter of 2025.

The Company has fully funded an aggregate amount of $48.0 million in deposits towards the acquisition price of the four Gulfstream G 280 aircraft in accordance with the scheduled payment terms of the agreements as of June 30, 2025, and December 31, 2024, respectively. Upon delivery of the first Gulfstream G280 in the third quarter of 2024, $12.0 million of the deposits were applied toward the purchase price of the airplane. Upon delivery of the second GulfStream G280, in January 2025, $12.0 million of the deposits were applied toward the purchase price of the airplane. Additionally, in March 2025, GulfStream notified the Company that the fourth Gulfstream G280 would be delayed from the original timeline with delivery now expected in Q4 2025. In connection with the delivery delay, GulfStream agreed to return the deposit on the fourth Gulfstream G280 reducing the deposits by $9.0 million. In April 2025, the third Gulfstream G280 was delivered and $12.0 million of the deposits were applied toward the purchase price of the airplane.

During the six months ended June 30, 2024, the Company funded $9.0 million pursuant to the terms of the executed purchase agreements, of which $9.0 million was funded through the SAC leasing G 280 line of credit further described in Note 11.

NOTE 9 – PROMISSORY NOTE- RELATED PARTY
Dennis Liotta - March 2023 note
On March 15, 2023, the Company entered into a promissory note agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $1.0 million, with an effective date of February 27, 2023 and which matured on March 31, 2024 (“March 2023 note”). The entire outstanding principal balance together with accrued but unpaid interest were due at the maturity date. The March 2023 note included a ten percent (10%) interest rate per annum. On April 1, 2024, the March 2023 note was paid in full. Promissory note from related party was zero as of June 30, 2024, and December 31, 2024, respectively.
The Company incurred zero and zero thousand of interest on the March 2023 note during the three months ended June 30, 2025 and 2024, respectively. The Company incurred zero and $23 thousand of interest expense during the six months ended June 30, 2025 and 2024, respectively.

NOTE 10 – UNSECURED CONVERTIBLE NOTES
Unsecured convertible notes consisted of the following at June 30, 2025 and December 31, 2024, in thousands:

	June 30, 2025	December 31, 2024
2024 unsecured convertible note, 4% coupon, due December 2025	$—	$4,050
Unsecured convertible note, 4% coupon, due June 2026*	1,474	—
Less current portion	(1,474)	(4,050)
Total unsecured convertible note, long term	$—	$—

*Represents the Second Tranche Note (as described in Note 2 and this Note 10)

Unsecured convertible note due December 2025 - 2024 Convertible Note

During the year ended December 31, 2024, the Company entered into the Securities Purchas Agreement as described in Note 2 above pursuant to which the Company may issue a series of convertible notes for an aggregate principal not to exceed $36.0 million. During the year ended December 31, 2024, the Company issued a single convertible note in a principal amount of $4.5 million, (as defined above, the “2024 Convertible Note”) of which $4.1 million was funded as of December 31, 2024, representing an original issue discount of ten percent. Interest is payable quarterly at the Company’s option and shall either be (i) paid in cash; (ii) paid-in-kind in shares of common stock; or (iii) compound and become additional principal outstanding. The Company recorded $14 thousand of accrued interest expense in the year ended December 31, 2024. During the three months ended March 31, 2025 the $14 thousand of paid-in-kind interest was rolled into the principal balance of the 2024 Convertible note.
The 2024 Convertible Note is accounted for as a single liability measured at fair value in accordance with ASC 825-10. At March 31, 2025, the Company valued the 2024 Convertible Note using the Monte-Carlo valuation model. See Note 2.
In June 2025, the outstanding principal and interest of the 2024 Convertible Note was converted into 2,538,939 shares of the Company’s common stock, settling in full the Company’s repayment obligations related to that note. Immediately prior to the conversions, the Company remeasured the liability to its fair value as of the conversion date. The Company recognized a gain of $223 thousand and a loss of $626 thousand related to the change in the fair value of the 2024 Convertible Note recorded in other income expense on the consolidated statements of operations for the three and six months ended June 30, 2025, respectively.

Unsecured convertible note due June 2026 - Second Tranche Note
In June 2025, the Company issued the Second Tranche Note in accordance with the terms of the Securities Purchase agreement in the principal amount of $1.5 million, for a purchase price of $1.4 million, representing an original issue discount of ten percent, which matures on June 13, 2026. The Second Tranche Note was recorded at a fair value of $1.4 million. The Company recorded a loss of $124 thousand on the change in fair value of the Second Tranche Note in the three and six months ended June 30, 2025.

NOTE 11 – CREDIT FACILITY AND OTHER LOANS
Credit facility and other loans consisted of the following at June 30, 2025 and December 31, 2024, in thousands:

	June 30, 2025	December 31, 2024
SAC Leasing G280 LLC credit facility, 12.5% interest, net of deposits	$—	$28,000
Term Loan	—	1,102
Less discounts	—	(247)
Total credit facility, net of discount and deposits	$—	$28,855
SAC Leasing G280 LLC Line of credit

The Company entered into the pre-delivery payment agreement on October 5, 2022, with SAC Leasing G280, LLC to obtain loans in the aggregate amount of $40.5 million for the purchase of four (4) Gulfstream G280 aircraft to be delivered in 2024 and 2025. On August 25, 2023, the Company and SAC Leasing G280, LLC entered into the first amendment to pre-delivery payment agreement. The maturity date of amounts drawn under the SAC Leasing G280 credit facility is the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC G280 LLC as collateral on this credit facility.

During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G280 aircraft for total consideration of $79.0 million with expected deliveries in 2024 and 2025, of which an aggregate amount of $48.0 million was funded and paid as of December 31, 2024, partially through a credit facility from SAC Leasing G280.

During the year ended December 31, 2024, the Company funded an additional $9.0 million through the SAC Leasing G280 credit facility.

During the six months ended June 30, 2025, the Company decreased its SAC leasing G280 line of credit by $28.0 million which was a combination of a repayment in the amount of $10.5 million, with the sale of the second G280 in February 2025 and the deposit release and corresponding pay down of the G280 line of credit of $9.0 million with the delay of the fourth G280 until Q4 2025. In April 2025, the Company repaid the remaining $8.5 million, terminating the credit facility with SAC leasing G280. The line of credit balance was zero as of June 30, 2025.
The Company incurred zero and $68 thousand of incremental closing costs, which are reported as debt discount against the liability in the consolidated balance sheets as of June 30, 2025, and December 31, 2024, respectively.

During the three months ended June 30, 2025 and 2024, the Company amortized to interest expense $185 thousand and $45 thousand of debt discount, respectively. During the six months ended June 30, 2025 and 2024, the Company amortized to interest expense $247 thousand and $92 thousand of debt discount, respectively.

During the three months ended June 30, 2025 and 2024, the Company incurred approximately zero and $1.2 million of interest under this facility, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred $641 thousand and $2.3 million of interest, respectively.

Ogara Jets

In connection with the purchase and sale of the second G280, the Company entered into a financing agreement with OgaraJets. The Company borrowed $19.6 million from OgaraJets to facilitate the delivery and subsequent sale of the second G280. Upon the sale of the second G280, in February 2025, $19.7 million was repaid to OgaraJets. All transactions occurred during the first quarter of 2025.

In connection with the purchase and sale of the third G280, the Company entered into a financing agreement with OgaraJets. The Company borrowed $17.9 million from OgaraJets to facilitate the delivery and subsequent sale of the third G280. Upon the sale of the third G280 in June 2025, $17.9 million was repaid to OgaraJets. All transactions occurred during the second quarter of 2025.

Term Loan

In July 2024, the Company entered into a business loan and security agreement (the “Loan”) with TVT Capital Sources LLC (the “Lender”), for a term loan in the amount of $4.0 million. Net proceeds of $3.9 million were received by the Company and used to fund operations. The Loan bore interest at an annual percentage rate of 165% and matured on January 28, 2025, with principal and interest payments made weekly.

The Company incurred financing fees of $200 thousand, which were recorded as a direct discount to the debt and are being amortized over the term of the Loan. The Company amortized zero and zero of financing fees in the three months ended June 30, 2025 and 2024, respectively and $36 thousand and zero in the six months ended June 30, 2025 and 2024, respectively. The Company recorded $107 thousand of interest expense related to the Loan in the six months ended June 30, 2025.

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
NOTE 12 – RELATED PARTIES

Liotta Family Office, LLC

Liotta Family Office, LLC (“LFO”) is owned 20% by the Company’s Chief Executive Officer (“CEO”), 60% owned by the father of the Company’s Chief Executive Officer, and 20% by the brother of the CEO. LFO currently owns 74,372 Shares of the Company’s issued and outstanding common stock which represents 1.6% of the Company’s issued and outstanding Common Stock as of June 30, 2025.

During the year ended December 31, 2023, LFO entered into an unsecured promissory note for a total amount of $1.0 million (Note 9). The Company incurred approximately $23 thousand of interest during the six months ended June 30, 2024. In April 2024, the promissory note and interest was paid in full.

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

The aggregate amount of revenue included in loss from discontinued operations generated from Plane Co’s totaled zero and $1.1 million for the three months ended June 30, 2025 and 2024, respectively. The aggregate amount of revenue included in loss from discontinued operations generated from Plane Co’s totaled zero and $2.3 million for the six months ended June 30, 2025 and 2024, respectively.

Expenses charged to the Company by Plane Co’s and included in loss from discontinued operations, totaled zero and $1.0 million for the three months ended June 30, 2025 and 2024, respectively. Expenses charged to the Company by Plane Co’s and included in loss from discontinued operations, totaled zero and $2.2 million for the six months ended June 30, 2025 and 2024, respectively.

Balance due to Plane Co’s amounted to zero and $4 thousand as of June 30, 2025 and December 31, 2024, respectively.
NOTE 13 – INCOME TAXES
Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that would impact the consolidated financial statements or related disclosures.
The effective tax rate was 3.00% and zero percent for the three and six months ended June 30, 2025, respectively. The effective tax rate was zero percent for the three and six months ended June 30, 2024, respectively. Our effective tax rate for the three and six months ended June 30, 2025 differs from the federal statutory rate of 21% and was a result of the valuation allowance on the deferred tax benefit due to the disposition of GC Aviation, Inc. and the Part 135 FAA Certificate intangible asset.
NOTE 14 – SHAREHOLDERS’ DEFICIT

On October 28, 2024, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the number of authorized shares to 201,000,000 shares consisting of 200,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock.

On February 24, 2025, the Company effected the Reverse Stock Split described elsewhere in this Quarterly report. All share amounts have been retroactively adjusted to account for the Reverse Stock Split as if it occurred at inception. The Reverse Stock Split did not have an effect on the number of authorized shares of common stock.

Preferred Stock

No shares of preferred stock have been issued as of June 30, 2025 and December 31, 2024.

Stock Options - Equity Incentive Plans

Summary of the 2023 Plan

The 2023 Stock Incentive Plan (the “2023 Plan”) was approved at the special meeting of the shareholders of the Company on November 28, 2023. The 2023 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of Common Stock for issuance pursuant to awards under the 2023 Plan equal to 224,348 shares. As of June 30, 2025 the Company had 74,685 shares available for issuance.

Stock option activity for the periods presented is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	18,614	$5.59	7.5
Granted	—	—
Cancelled	(757)	21.23
Exercised	—	—
Outstanding as of June 30, 2025	17,857	$5.52	6.9
Exercisable as of June 30, 2025	16,121	$4.69
The Black-Scholes option pricing model is used by the Company to determine the weighted-average fair value of share-based payments. The Company recognizes forfeitures as they occur. There were no stock options granted in the three and six months ended June 30, 2025.
Restricted Stock

Restricted stock unit activity for the period presented is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	29,080	$18.75
Granted	169,531	2.18
Vested	(182,905)	1.92
Forfeited	—	—
Outstanding as of June 30, 2025	15,706	$13.16

Stock based compensation expense was $557 thousand and $185 thousand for the three months ended June 30, 2025 and 2024, respectively. Stock based compensation expense was $603 thousand and $268 thousand for the six months ended June 30, 2025 and 2024, respectively.

Warrants

As of June 30, 2025, there were 552,000 public warrants and 609,195 private placement warrants issued and outstanding.

Private placement warrants

The Company has 609,195 private placement warrants outstanding. Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $287.50 per share. Such private placement warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are not redeemable by the Company. The private placement warrants are all exercisable as of June 30, 2025. There was no activity during the three and six months ended June 30, 2025.

Public warrants

Pursuant to the Initial Public Offering (“IPO”) by Proof Acquisition Corp I (“PACI”) in 2021, the Company sold 1,104,000 Units at a price of $250.00 per Unit. Each Unit consisted of one share of Class A common stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $287.50 per share, subject to adjustment. A majority of the shares were redeemed before the December 2023 merger transaction, but the warrants remain. As a result, there are 552,000 public warrants outstanding as of June 30, 2025.

The public warrants became exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the IPO. The public warrants expire five years after the completion of a business combination or earlier upon redemption or liquidation. The public and private warrants expire on December 1, 2028. The public warrants are all exercisable as of June 30, 2025. There was no activity during the three and six months ended June 30, 2025.
NOTE 15 – COMMITMENT AND CONTINGENCIES
Gulfstream Aerospace, LP
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft for total consideration of $79.0 million and with expected deliveries in 2024 through 2025, for which the Company made prepayments totaling $48.0 million and $45.0 million as of June 30, 2025, and June 30, 2024, respectively. The $48.0 million is non-refundable, except in some specific circumstances, and would serve as consideration for liquidated damages of $3.0 million per aircraft should the purchase agreement be terminated by the Company.
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
Future minimum payments under the purchase agreements with Gulfstream Aerospace, LP at June 30, 2025, are as follows, in thousands:

Gulfstream G280 Fleet
2025	$18,038
Total expected contractual payments	$18,038
The Company had a credit facility in place with SAC Leasing G280 LLC to fund $40.5 million of the original $79.0 million due under these purchase agreements with Gulfstream Aerospace LP. In April 2025, the Company paid the remaining balance and terminated the credit facility. The remaining balance to be funded by SAC Leasing G280 LLC is zero as of June 30, 2025.
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

Lease expense is recognized on a straight-line basis over the lease term. Lease expense related to this lease consisting of fixed and variable lease costs was zero and $117 thousand for the three months ended June 30, 2025 and 2024, respectively. Lease expense was zero and $234 thousand for the six months ended June 30, 2025 and 2024, respectively.

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
Variable lease costs associated with the aircraft operating leases were zero and $3.0 million for the three months ended June 30, 2025, and 2024, respectively. Variable lease costs associated with the aircraft operating leases were zero and $5.7 million for the six months ended June 30, 2025 and 2024, respectively. Short-term lease costs on the aircraft leases were zero and $141 thousand for the three months ended June 30, 2025, and 2024, respectively. Short-term lease costs on the aircraft leases were zero and $156 thousand for the six months ended June 30, 2025 and 2024, respectively.

As of December 31, 2024, the Company had terminated all the aircraft leases as part of the flyExclusive agreement.
Airport Facilities
Our facilities leases are for space at airports throughout the south with remaining terms ranging from one to eleven months. These leases consist of hangar space and office space. The leases have lease terms of 12 months or less. Accordingly, the Company has not recognized ROU assets or lease liabilities related to these lease agreements pursuant to the short-term lease election. The Company has made a policy election to not separate lease and non-lease components for these facility leases. Short-term lease costs related to these leases were zero and $18 thousand for the three months ended June 30, 2025, and 2024, respectively. Short term lease costs related to these leases were $3 thousand and $36 thousand for the six months ended June 30, 2025 and 2024, respectively.

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

Customer Deposits and Deferred Revenue

Customer deposits and deferred revenue consisted of deposits from customers for the purchase of aircraft of $5.6 million and $10.7 million as of June 30, 2025 and December 31, 2024, respectively, as well as deferred revenue of $1.1 million and $696 thousand as of June 30, 2025 and December 31, 2024, respectively.
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

In the Tampa Division of the U.S. District Court, in and for the Middle District of Florida on September 12, 2024, Joshua G. Newsteder, LouAnn Gray, and those similarly situated (the “Plaintiffs”) filed suit against the Volato Group, Inc. and Volato, Inc. (together, the “Defendants”) citing various allegations including that the termination of employment of 230 employees that occurred on August 30, 2024 violated requirements of the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et. seq. Plaintiffs are seeking unpaid wages or salary, benefits and other relief deemed by the court as just and proper. The Defendants deny all allegations. Current range of loss can not be estimated.

NOTE 16 – SEGMENT INFORMATION

The Company has one reportable segment, private aviation services, managed on a consolidated basis by the CEO who is the CODM. The private aviation services segment provides airplane sales and software-as-a-service subscriptions. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.

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

The components of segment profit or loss were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$24,855	$181	$50,338	$229
Less:
Cost of revenue	21,088	34	42,075	86
Selling, general and administrative(1)	2,895	3,798	4,865	8,128
(Gain) Loss on fair value adjustment of financial instruments	(99)	2,755	750	2,982
Interest Expense	1,229	1,230	3,629	2,368
Add:
Other(2)	3,130	154	4,311	158
Net income (loss) from continuing operations before income taxes	$2,872	$(7,482)	$3,330	$(13,177)

(1) Includes amounts for depreciation and amortization expense.

(2) Other includes gains of $3.1 million and $4.3 million for settlements of deposits and other liabilities at a discount for the three and six months ended June 30, 2025, respectively.

NOTE 17 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) from continuing operations	$2,683	$(7,491)	$3,043	$(13,192)
Add: stock based compensation expense, net of tax	—	—	43	—
Add: (gain) loss on convertible note, net of tax	(99)	—	750	—
Net income (loss) attributable to common stockholders from continuing operations, dilutive	2,584	(7,491)	3,836	(13,192)
Net income (loss) from discontinued operations	919	(9,427)	1,014	(21,116)
Denominator:
Weighted-average common shares outstanding, basic	2,592,878	1,174,385	2,229,573	1,169,319
Add: 2024 convertible note and second tranche note on as-converted basis	2,068,223	—	2,276,803	—
Weighted-average shares outstanding, dilutive	4,661,101	1,174,385	4,506,376	1,169,319

The following securities were excluded due to their anti-dilution effect on net loss per share attributable to common stockholders recorded in each of the periods:

	As of June 30,
	2025	2024
Warrants to purchase common stock	1,161,195	1,161,195
Stock options outstanding	17,857	80,928
Restricted stock units with performance and market conditions	10,964	11,864
Total	1,190,016	1,253,987

NOTE 18 – SUBSEQUENT EVENTS

On July 21, 2025, pursuant to the Securities Purchase Agreement the Company issued a third tranche convertible note (in the principal amount of $3.0 million, for a purchase price of $2.7 million, representing an original issue discount of 10%, which note matures on July 21, 2026.

On July 29, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization with M2i Global (“M2i”), pursuant to which a subsidiary formed by the Company for purposes of effecting the transaction will merge with M2i, with M2i surviving the merger as a wholly-owned subsidiary of Volato (the “Merger”). The Merger is subject to approval by the Company’s stockholders and other customary closing conditions.

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
Overview of Our Business
Our historical mission has been to provide our customers more time for the rest of their lives by providing convenient and high-quality travel by using the right aircraft for the mission and by developing proprietary technology designed to make the travel experience more seamless. Our revenue is generated through airplane sales and software-as-a-service subscriptions.
In September 2024, we entered into an agreement with flyExclusive, a leading provider of private jet charter services, to transition our aircraft ownership program fleet operations to flyExclusive. This move was intended to bring substantial cost savings and provide Volato with the opportunity to focus on what it believes to be its high-growth areas, including aircraft sales and products and services utilizing our proprietary software. Volato expects to benefit from the margins on aircraft sales without the burden of operational costs, while also generating revenue from its proprietary software, including the Vaunt platform, Volato’s empty leg consumer app. In the fourth quarter of 2024, we transferred the aircraft lease agreements to flyExclusive and have no further obligations under the aircraft lease agreements or control over such flight operations. Items related to our aircraft ownership program fleet operations are now included in discontinued operations.
Financial highlights for the three months ended June 30, 2025 include:
•We generated total revenue of $24.9 million, an increase of $24.7 million compared to the 2024 period, primarily related to an increase in aircraft sales of $24.5 million as we took delivery of our third Gulfstream G280;
•Net income from continuing operations was $2.7 million compared to a net loss of $7.5 million in the second quarter of 2024. Net income during the 2025 period was the result of higher plane sale revenue mentioned above, and
•We generated total net income of $3.6 million, representing a $20.5 million improvement over the same quarter of the prior year.
Financial highlights for the six months ended June 30, 2025 include:
•We generated total revenue of $50.3 million, an increase of $50.1 million compared to the 2024 period, primarily related to an increase in aircraft sales of $49.6 million as we took delivery of our second and third Gulfstream G280.
•Net income from continuing operations was $3.0 million compared to a net loss of $13.2 million in the second quarter of 2024. The decrease in net loss from continuing operations was the result of higher plane sales revenue as mentioned above, and
•We generated a net income of $4.1 million, representing a $38.4 million improvement over the same period in the prior year.

Recent Developments

On July 29, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization with M2i Global (“M2i”), pursuant to which a subsidiary formed by the Company for purposes of effecting the transaction will merge with M2i, with M2i surviving the merger as a wholly-owned subsidiary of Volato (the “Merger”). The Merger is subject to approval by the Company’s stockholders and various other customary closing conditions. M2i’s business focuses on providing its partners with access to turnkey solutions, facilitating expanded business opportunities, securing offtake agreements, influencing strategic government policy, and engaging with aligned organizations and laboratories. M2i specializes in the development and execution of a complete global value supply chain for critical minerals, including the creation of a U.S. Strategic Mineral Reserve, a Public/Private Partnership to collaborate with the U.S. government. Upon consummation of the Merger it is currently expected that M2i’s stockholders will own approximately 85% of the combined company.

Key Factors Affecting Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Airplane Sales
We expect to take delivery of three Gulfstream G280 aircraft manufactured by Gulfstream Aerospace Corporation (“Gulfstream”) and sell these airplanes to third parties in 2025. Our first Gulfstream G280 was delivered and sold to a third party in the third quarter of 2024. In February 2025, our second GulfStream G280 was delivered and sold to a third party and in June 2025 our third Gulfstream G280 was delivered and sold to a third party. We expect to take delivery of our fourth Gulfstream G280 in the fourth quarter of 2025.
Costs and Expense Management
In 2022 and 2023, we invested in the core business systems, processes and people required to safely operate a growing, publicly traded private aviation company. In September 2024, we entered into an agreement with flyExclusive to transition our fleet operations to flyExclusive. This move has resulted in substantial cost savings and provides us with the opportunity to focus on what we believe to be our high-growth areas, including aircraft sales and proprietary software. We expect to benefit from the margins on aircraft sales without the burden of operational costs, while also generating revenue from its proprietary software, including the Vaunt platform, our empty leg consumer app.
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

Results of Operations
Comparison of three and six months ended June 30, 2025 and 2024
The following table sets forth our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Change In		Six Months Ended June 30,		Change In
	2025	2024	$	%	2025	2024	$	%
Revenue	$24,855	$181	$24,674	N/M	$50,338	$229	$50,109	N/M

Costs and expenses:
Cost of revenue	21,088	34	$21,054	N/M	42,075	86	$41,989	N/M
Selling, general and administrative	2,895	3,798	$(903)	(24)%	4,865	8,128	$(3,263)	(40)%
Total costs and expenses	23,983	3,832	$20,151	526%	46,940	8,214	$38,726	471%

Operating income (loss)	872	(3,651)	$4,523	(124)%	3,398	(7,985)	$11,383	(143)%

Other income (expenses):
Other income, net	3,130	154	$2,976	N/M	4,311	158	$4,153	N/M
Gain (loss) from change in fair value of financial instruments	99	(2,755)	$2,854	(104)%	(750)	(2,982)	$2,232	(75)%
Interest expense, net	(1,229)	(1,230)	$1	—%	(3,629)	(2,368)	$(1,261)	53%
Other income (expenses), net	2,000	(3,831)	$5,831	(152)%	(68)	(5,192)	$5,124	(99)%

Income (loss) before provision for income taxes and discontinued operations	2,872	(7,482)	$10,354	(138)%	3,330	(13,177)	$16,507	(125)%
Provision for incomes taxes	189	9	$180	N/M	287	15	$272	N/M
Net income (loss) from continuing operations	2,683	(7,491)	$10,174	(136)%	3,043	(13,192)	$16,235	(123)%
Net income (loss) from discontinued operations, net of taxes	919	(9,427)	$10,346	(110)%	1,014	(21,116)	$22,130	(105)%
Net income (loss)	$3,602	$(16,918)	$20,520	(121)%	$4,057	$(34,308)	$38,365	(112)%
N/M - the percentage change is not meaningful

Revenue
Revenue consists of the following (in thousands, except percentages):

	Three Months Ended June 30,		Change In		Six Months Ended June 30,		Change In
	2025	2024	$	%	2025	2024	$	%
Aircraft sales	$24,500	$—	$24,500	100%	$49,600	$—	$49,600	100%
Subscription	355	181	174	96%	738	229	509	222%
Total	$24,855	$181	$24,674	13632%	$50,338	$229	$50,109	21882%

Revenue increased by $24.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in revenue was the result of an increase in aircraft sales of $24.5 million and subscription based revenue of $174 thousand during the three months ended June 30, 2025 compared to the prior year period. The increase in revenue from aircraft sales was the result of the delivery and sale of our third Gulfstream G280 during the quarter. We have an order for one additional Gulfstream G280 and expect delivery in the fourth quarter of 2025. The increase in subscription based revenues is attributable to our Vaunt platform which began to generate revenue during the 2024 fiscal year and continuing through the quarter ended June 20, 2025.

Revenue increased by $50.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in revenue was the result of an increase in aircraft sales of $49.6 million and subscription based revenue of $509 thousand during the six months ended June 30, 2025 compared to the prior year. The increase in revenue from aircraft sales was the result of the delivery and sale of our second and third Gulfstream G280 during the year. We have an order for one additional Gulfstream G280 and expect delivery in the fourth quarter of 2025. The increase in subscription based revenues is attributable to our Vaunt platform which began to generate revenue during the 2024 fiscal year and continuing through the quarter ended June 30, 2025.
Cost of Revenue
Cost of revenue comprises expenses tied to the associated revenue streams: aircraft sales and subscription based revenue. Aircraft sales cost of revenue is our purchase price of the aircraft. Subscription cost include costs we incur related to our proprietary software, the Vaunt platform.
Cost of revenue consists of the following (in thousands, except percentages):

	Three Months Ended June 30,		Change In		Six Months Ended June 30,		Change In
	2025	2024	$	%	2025	2024	$	%
Aircraft sales	$21,032	$—	$21,032	100%	$41,963	$—	$41,963	100%
Subscription	56	34	22	65%	112	86	26	30%
Total	$21,088	$34	$21,054	61924%	$42,075	$86	$41,989	48824%

Cost of revenue increased by $21.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in cost of revenue was primarily a result of an increase in aircraft sales as we took delivery of our third Gulfstream G280 aircraft during the first six months of 2025.

Cost of revenue increased by $42.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in cost of revenue was primarily a result of an increase in aircraft sales as we took delivery of our second and third Gulfstream G280 aircraft during the year.
Selling, general and administrative
Selling, general and administrative expenses decreased by $0.9 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in selling, general and administrative is primarily related to the cost savings initiatives implemented during the second half of 2024.

Selling, general and administrative expenses decreased by $3.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in selling, general and administrative is primarily related to the cost savings initiatives implemented during the second half of 2024.
Loss on change in fair value of financial instruments

For the three and six months ended June 30, 2025, the loss on change in fair value of financial instruments relates to the fair value adjustment on the 2024 Convertible Notes resulting in a non-cash gain of $99 thousand and a non-cash loss of $750 thousand, respectively.

For the three and six months ended June 30, 2024, the loss on change in fair value of $2.8 million and $3.0 million was the result of the fair value adjustment on an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”). In July 2024, the Forward Purchase Agreement was terminated.

Interest Expense
Interest expense primarily consists of interest related to our aircraft brokerage and services agreement with OgaraJets LLC and the pre-delivery payment agreement with SAC Leasing G280 LLC.

Interest expense increased $1.3 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily as a result of interest related to the aircraft brokerage and services agreement with OgaraJets LLC, offset by the interest related to the pre-delivery payment agreement with SAC Leasing G280 LLC.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of stock, borrowings under our credit facilities, and proceeds from sales of debt and equity securities. We additionally generate revenue through aircraft sales and sales subscriptions to our software application. As of June 30, 2025, we had $4.7 million of cash and cash equivalents.

Our primary needs for liquidity are to fund working capital, debt service requirements, and for general corporate purposes.
We believe the primary factors that could affect our liquidity include the ability of Gulfstream to meet our delivery schedule and our ability to sell those aircraft, whether the closing conditions under the Securities Purchase Agreement are met (or waived) such that we are able to issue one or more additional convertible note under that arrangement, our ability to raise additional funds on favorable terms, the timing and extent of spending on software development and other growth initiatives, our ability to manage our expense, and overall economic conditions. To the extent that our current liquidity is insufficient to fund future activities, we will need to raise additional capital. We may attempt to raise additional capital through the sale of equity securities, through debt financing arrangements, or both. Raising additional capital by issuing equity securities will dilute the ownership of existing stockholders. The occurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In the event that additional capital is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

We have historically incurred negative cash flows from operating activities and significant losses from operations historically. Management believes that its current cash position, along with its anticipated margin from aircraft sales and proceeds from future debt and/or equity financings, when combined with prudent expense management, will allow the Company to continue as a going concern and to fund its operations for at least one year from the date of this Quarterly Report. There are no assurances, however, that management will be able to raise capital or debt on terms acceptable to the Company. If the Company is unable to obtain sufficient additional capital or debt on terms acceptable to the Company, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition, and operating results. These above matters raise substantial doubt about the Company's ability to continue as a going concern.

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2025, and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$536	$(7,367)
Net cash provided by (used in) investing activities	30	(113)
Net cash provided by (used in) financing activities	141	(1,994)
Net increase (decrease) in cash and restricted cash	$707	$(9,474)
Cash Flow from Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2025 was $0.5 million. The cash inflow from operating activities consisted of our net income of $4.1 million, non-cash items of $2.4 million, and a change in net operating assets and liabilities of $2.6 million. The change in net operating assets and liabilities was primarily as a result of a decrease in customer deposits and deferred revenue of $1.5 million and accounts payable and accrued liabilities of $0.9 million, offset by a decrease in deposits of $5.2 million. The change in net assets and liabilities for discontinued operations for the six months ended June 30, 2025 was $3.7 million.
Net cash used in operating activities for the six months ended June 30, 2024 was $7.4 million. The cash outflow from operating activities consisted of our net loss of $34.3 million, non-cash items of $3.5 million and a change in net operating assets and liabilities of $15.6 million. The change in net assets and liabilities for discontinued operations for the six months ended June 30, 2024 was $7.8 million.

Cash Flow from Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 was $30 thousand. The cash flow from investing activities consisted of the sale of property and equipment.
Net cash used in investing activities for the six months ended June 30, 2024 was $113 thousand.
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $141 thousand. Cash flow used in financing activities consisted of the repayment on loans of $1.1 million and the proceeds from the second tranche of the convertible note of $1.4 million.
Net cash used in financing activities for the six months ended June 30, 2024 was $2.0 million. Cash flow used in financing activities consisted of the repayment on loans of $1.7 million. The cash used in financing from discontinued operations was $0.4 million for the six months ended June 30, 2024.
Sources of Liquidity

To date, we have financed our operations primarily as a result of the 2023 business combination, sales of preferred stock, borrowings of long-term and short-term debt, loans and convertible notes. As of June 30, 2025, we had a working capital deficit of approximately $9.3 million. As of June 30, 2025, our primary source of liquidity was cash totaling $4.7 million. Based on our recent trends, we expect to fund our operations in 2025 from our cash on hand, cash from operations, one or more sales of convertible promissory notes in accordance with the Securities Purchase Agreement described in Note 2 and Note 10 to our unaudited financial statements in this quarterly report and potentially additional sales of equity or debt securities. The Company believes it has the ability to generate and obtain enough cash to meets its obligations for the next 12 months.
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G-280 aircraft. The first Gulfstream G280 was delivered in the third quarter of 2024, the second Gulfstream G280 was delivered in the first quarter of 2025 and the third was delivered in second quarter of 2025. As of June 30, 2025, total consideration due on the remaining Gulfstream G280 was $18.0 million with expected delivery in 2025.

The Company entered into the pre-delivery payment agreement on October 5, 2022, with SAC Leasing G280, LLC to obtain loans in the aggregate amount of $40.5 million for the purchase of four (4) Gulfstream G280 aircraft to be delivered in 2024 and 2025. The maturity date is the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC G280 LLC as collateral on this credit facility. In the third quarter of 2024, $9.0 million was repaid to SAC G280 LLC as a result of the delivery of the first Gulfstream G280. In the first quarter of 2025, an additional $19.5 million was repaid to SAC G280 LLC as a result of the delivery of the second Gulfstream G280 and the return of $9.0 million in deposits related to the fourth Gulfstream G280. After the delivery of the second Gulfstream G280 and the deposit return related to the fourth Gulfstream G280, the outstanding balance of the credit facility from SAC Leasing was $8.5 million, net. In the second quarter of 2025, with the delivery of the third G280, the remaining outstanding balance of the SAC Leasing credit facility was paid in full.
Contractual Obligations and Commitments
Our principal commitments consist of contractual cash obligations under our credit facilities, operating leases and the 2024 Convertible notes. We have committed to acquire one (1) additional Gulfstream G-280 aircraft for total consideration of $21.0 million with expected delivery in 2025, of which $3 million was funded and paid through June 30, 2025.
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
JOBS Act

We are an “emerging growth company” as defined in the JOBS Act. The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The Company’s financial statements have not been impacted by the JOBS Act as of June 30, 2025.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on June 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (the “2015 Form 10-K”) we identify certain risks and uncertainties to which the Company and its business is subject. Included in that report we identified certain risks related to potential acquisitions the Company may seek to effect under the risk factor entitled “As part of our growth strategy, we may engage in future acquisitions that could disrupt our business and have an adverse impact on our financial condition.” On July 28, 2025 we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with M2i Global, Inc., a Nevada corporation (“M2i Global”), pursuant to which M2i Global would become a wholly owned subsidiary upon completion of the transaction (together with all other transactions contemplated by the Merger Agreement, the “Merger”). In addition, the risk factors identified in our 2025 Form 10-K, the potential Merger gives rise to additional factors including:

•the risk that the Merger may not be completed on the anticipated timeline or at all;

•the failure to satisfy any of the conditions to the consummation of the Merger, including the receipt of the approval by the Company’s stockholders; the approval of the listing of the combined company on the NYSE American LLC and the Company having net debt of not more than $10,000,000 at the closing;

•the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement;

•the effect of the announcement or pendency of the Merger on the Company’s business relationships, operating results and business generally;

•risks that the pendency of the Merger disrupts the Company’s current plans and operations;

•risks that the pendency of the Merger disrupts the Company’s ability to retain and hire key personnel and maintain relationships with key business partners and customers, and others with whom it does business;

•risks related to diverting management’s or employees’ attention during the pendency of the Merger from the Company’s ongoing business operations;

• the amount of costs, fees, charges or expenses resulting from the Merger;

•the nature, cost and outcome of potential litigation relating to the Merger;

•risks that the benefits of the Merger are not realized when or as expected;

•following the Merger the Company’s business and affairs would be subject to risks attendant to the operations of Mi2 (which differ from, and would be in addition to, those of the Company currently);

• the possibility that the Company could, following the Merger, engage in operational or other changes that could result in meaningful appreciation in its value;

•the fact that, under the terms of the Merger Agreement, the Company is restrained from soliciting other acquisition proposals; and

•the risk that the price of the Company’s common stock may fluctuate during the pendency of the Merger and may decline significantly if the Merger is not completed.

Otherwise, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities

As described in prior reports filed with the SEC, on December 4, 2024, the Company issued a convertible promissory note in the original principal amount of $4.5 million. In June 2025, the holder elected to convert that note in full, and the Company issued 2,538,939 shares of Company common stock to the holder in full satisfaction of amounts owed to the holder under that note.
As described in our Current Report on Form 8-K filed on June 13, 2025, the Company issued a convertible promissory note on that date in the original principal amount of $1.5 million.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of Common Stock during the quarter ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR CREDIT FACILITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended June 30, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended June 30, 2025, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

•(c) During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Index
Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Volato Group, Inc., as amended through February 19, 2025 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed with the SEC on May 7, 2025).
3.2
Third Amended and Restated Bylaws of Volato Group, Inc. PROOF Acquisition Corp I, as amended through October 10, 2024 (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2024).

10.1	Form of Second Tranche 10% Original Issue Discount Senior Unsecured Convertible Promissory Note (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: August 14, 2025

VOLATO GROUP, INC.
By:	/s/ Matthew Liotta
Name:	Matthew Liotta
Title:	Chief Executive Officer

By:	/s/ Mark Heinen
Name:	Mark Heinen
Title:	Chief Financial Officer