Form 10-Q
period 2025-09-30
Volato Group, Inc.
filed 2025-11-13
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐         No ☒
As of November 5, 2025, there were 7,441,603 shares of Class A common stock outstanding.

VOLATO GROUP, INC.
FORM 10-Q

Special Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward- looking statements may appear throughout this report, including the following sections: “Risk Factors” (Part II, Item 1A of this Quarterly Report on Form 10-Q), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions or the negative of such terms. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe certain risks and uncertainties that could cause actual results and events to differ materially in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” of our most recent Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VOLATO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$4,350	$2,161
Restricted cash	—	1,839
Accounts receivable, net	64	2
Contract assets, net	450	—
Deposits	3,000	36,000
Note receivable, current	156	—
Investment in M2i	1,910	—
Prepaid expenses and other current assets	655	1,031
Current assets - discontinued operations	749	2,281
Total current assets	11,334	43,314

Property and equipment, net	341	680
Operating lease, right-of-use assets	139	167
Deposits	65	300
Note receivable, non-current	1,711	—
Non-current assets - discontinued operations	—	1,838
Total assets	$13,590	$46,299

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,662	$5,452
Convertible notes, net	3,066	4,050
Operating lease liability	42	39
Credit facility and other loans	—	28,855
Customer deposits and deferred revenue	1,909	11,386
Current liabilities - discontinued operations	1,710	12,418
Total current liabilities	9,389	62,200

Operating lease liability, non-current	96	128
Non-current liabilities - discontinued operations	—	305
Total liabilities	$9,485	$62,633

COMMITMENTS AND CONTINGENCIES (Note 15)

Shareholders’ equity (deficit):
Common Stock Class A, $0.0001 par value; 200,000,000 authorized; 7,435,756 and 1,843,852 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$5	$5
Additional paid-in capital	97,205	87,968
Accumulated deficit	(93,105)	(104,307)
Total shareholders’ equity (deficit)	4,105	(16,334)
Total liabilities and shareholders’ equity	$13,590	$46,299

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$381	$38,466	$50,719	$38,695

Costs and expenses:
Cost of revenue	123	32,071	42,198	32,157
Selling, general and administrative	2,822	4,262	7,687	12,390
Total costs and expenses	2,945	36,333	49,885	44,547

Operating (loss) income	(2,564)	2,133	834	(5,852)

Other income (expenses):
Other income, net	5,679	56	9,990	214
Loss from change in fair value of financial instruments	(539)	—	(1,289)	(2,982)
Interest income (expense), net	27	(3,234)	(3,602)	(5,603)
Other income (expenses), net	5,167	(3,178)	5,099	(8,371)

Income (loss) before provision for income taxes and discontinued operations	2,603	(1,045)	5,933	(14,223)
Provision for incomes taxes	272	11	559	26
Net income (loss) from continuing operations	2,331	(1,056)	5,374	(14,249)
Net income (loss) from discontinued operations, net of taxes	4,814	(3,379)	5,828	(24,495)
Net income (loss)	$7,145	$(4,435)	$11,202	$(38,744)

Basic and diluted net loss per share:
Net income (loss) per share from continuing operations, basic	$0.46	$(0.89)	$1.25	$(12.10)
Net income (loss) per share from continuing operations, diluted	$0.45	$(0.89)	$1.30	$(12.10)
Net income (loss) per share from discontinued operations, basic	$0.96	$(2.86)	$1.35	$(20.80)
Net income (loss) per share from discontinued operations, diluted	$0.81	$(2.86)	$1.16	$(20.80)
Net income (loss) per share, basic	$1.42	$(3.76)	$2.60	$(32.89)
Net income (loss) per share, diluted	$1.26	$(3.76)	$2.46	$(32.89)

Weighted average common shares outstanding:
Basic	5,039,340	1,180,562	4,303,537	1,177,853
Diluted	5,978,762	1,180,562	5,037,805	1,177,853

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except shares)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2023, as adjusted	1,121,738	$3	$78,410	$(63,662)	$14,751
Stock-based compensation	—	—	83	—	83
Issuance of common stock	48,327	—	—	—	—
Common stock and warrant reclass from in-kind liability to APIC	—	—	4,250	—	4,250
Net loss	—	—	—	(17,390)	(17,390)
Balance as of March 31, 2024, as adjusted	1,170,065	$3	$82,743	$(81,052)	$1,694
Stock-based compensation	—	—	185	—	185
Issuance of common stock	10,644	—	36	—	36
Net loss	—	—	—	(16,918)	(16,918)
Balance as of June 30, 2024, as adjusted	1,180,709	$3	$82,964	$(97,970)	$(15,003)
Stock-based compensation	—	—	(199)	—	(199)
Issuance of common stock	664	—	3	—	3
Net loss	—	—	—	(4,435)	(4,435)
Balance as of September 30, 2024, as adjusted	1,181,373	$3	$82,768	$(102,405)	$(19,634)

	Class A Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2024	1,843,852	$5	$87,968	$(104,307)	$(16,334)
Stock-based compensation	—	—	46	—	46
Issuance of common stock	57,041	—	—	—	—
Net income	—	—	—	455	455
Balance at March 31, 2025	1,900,893	$5	$88,014	$(103,852)	$(15,833)
Stock-based compensation	—	—	557	—	557
Issuance of common stock	2,721,844	—	4,610	—	4,610
Net income	—	—	—	3,602	3,602
Balance at June 30, 2025	4,622,737	$5	$93,181	$(100,250)	$(7,064)
Stock-based compensation	—	—	1	—	1
Issuance of common stock	2,813,019	—	4,023	—	4,023
Net income	—	—	—	7,145	7,145
Balance at September 30, 2025	7,435,756	$5	$97,205	$(93,105)	$4,105

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss) from continuing operations	$5,374	$(14,249)
Net income (loss) from discontinued operations	5,828	(24,495)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	244	196
Non-monetary exchange	129	—
Stock compensation expense	604	69
Loss from sale of property and equipment	6	—
Loss from sale of consolidated entity	35	—
Gain on settlement of liabilities	(9,989)
Amortization right-of-use asset	28	25
Amortization of debt discount	283	(67)
Change in fair value forward purchase agreement	—	2,982
Change in fair value of convertible notes	1,134	—
Loss on investment in M2i	155
Changes in assets and liabilities:
Accounts receivable	(62)	—
Notes receivable	(86)
Contract assets, net	(450)	—
Prepaid and other current assets	376	737
Deposits	5,237	3,400
Account payable and accrued liabilities	(934)	5,357
Customers’ deposits and deferred revenue	(876)	9,321
Net cash provided by operating activities from continuing operations	1,208	7,771
Net cash used in operating activities from discontinued operations	(3,650)	(18,262)
Net cash used in operating activities	(2,442)	(10,491)
Investing activities:
Cash payment for property and equipment	(69)	(142)
Proceeds from the sale of property and equipment	30	—
Cash used in investing activities - discontinued operations	—	(3)
Net cash used in investing activities	(39)	(145)
Financing activities:
Principal payment on lease obligations	(29)	—
Repayments of lines of credit	—	(1,000)
Proceeds from issuance of term loan	—	4,000
Proceeds from issuance of convertible notes, net	4,050	—
Costs of share issuance	(66)
Repayment on loans	(1,124)	(2,928)
Proceeds from exercise of stock options	—	39
Cash used in financing activities - discontinued operations	—	(597)
Net cash provided by (used in) financing activities	2,831	(486)
Net increase (decrease) in cash	350	(11,122)

Cash and restricted cash, beginning of period	4,000	16,723
Cash and restricted cash, end of period	$4,350	$5,601
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,652	$4,268
Cash paid for income taxes	$229	$—
Non-Cash Investing and Financing Activities:
Note receivable from sale of GC Aviation, Inc.	$1,800	$—
Non-cash interest	$1,977	$—
Credit facility for the aircraft deposits	$(28,000)	$—
Issuance of shares for convertible notes	$6,169	$—
Investment in M2i - share exchange	$2,065	$—
Financing for aircraft purchase	$37,506	$—
Payment on liability for aircraft purchase	$(37,595)	$—
Deposits on aircraft	$28,500	$—
Issuance of shares in exchange for debt reduction	$463	$—
Initial recognition of right-of-use asset	$—	$201

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Volato Group, Inc. (“we”, “us”, “the Company”, or “Volato”) is a holding company for several wholly owned subsidiaries, including Volato, Inc., Fly Vaunt, LLC, Gulf Coast Aviation, LLC (f/k/a Gulf Coast Aviation, Inc)., Volato Merger Subsidiary, Inc., and Parslee, LLC. The Company’s primary operating subsidiary was founded in 2021. That year, the Company entered the private jet charter and fractional ownership market with its Part 135 HondaJet ownership program, taking delivery of its first jet in August 2021 and completing its first Part 135 charter flight in October of 2021. In March 2022, the Company acquired Gulf Coast Aviation, Inc. (n/k/a Gulf Coast Aviation, LLC), owner of G C Aviation, Inc., a Texas entity and Part 135 air carrier certificate holder. In March 2022, the Company placed orders for four Gulfstream G280s for delivery in 2024 and 2025. In September 2022, the Company started internal development on its full suite Flight Management Software platform Mission Control, and in the fourth quarter of 2023 the Company commercially launched Vaunt, our proprietary consumer facing empty leg platform.
In September 2024, the Company entered into an agreement with flyExclusive, Inc., (“flyExclusive”) a leading provider of private jet charter services, to transition the management of its aircraft ownership fleet operations to flyExclusive. This move was intended to bring substantial cost savings and allow Volato to focus on its potential high-growth areas, including aircraft sales and proprietary software products. The Company has continued to take delivery of new aircraft and also generate revenue from its proprietary software, including the Vaunt platform, its empty leg consumer app. In the fourth quarter of 2024, we transferred our aircraft lease agreements to flyExclusive and have no further obligations under the aircraft lease agreements or control over flight operations. The Company has retained insider card liabilities of $0.3 million that is included in discontinued operations as of September 30, 2025.

On February 24, 2025, the Company effected a reverse stock split of its issued and outstanding Class A common stock (also referred to as “common stock” in this Quarterly Report), at a ratio of 1-for-25 (the “Reverse Stock Split”) with no change in par value. All share amounts have been retroactively adjusted to account for the split as if it occurred at inception.

On March 20, 2025 the Company sold its former subsidiary GC Aviation, Inc., which holds the FAA Part 135 certificate for $2.0 million, of which $1.8 million was a note receivable.

On July 28, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Volato Merger Subsidiary, Inc., a Nevada corporation and wholly-owned subsidiary of Volato (“Merger Sub”), and M2i Global, Inc., a Nevada corporation (“M2i”), pursuant to which Merger Sub will merge with and into M2i, with M2i surviving the merger as a wholly-owned subsidiary of Volato (together with all other transactions contemplated by the Merger Agreement, the “Merger”). The Merger is subject to approval by the Company’s stockholders and other customary closing conditions. Upon consummation of the Merger it is currently expected that M2i’s stockholders will own approximately 85% of the combined company.

In July 2025, the Company began development of an Artificial Intelligence based software platform designed to enhance the reliability of leading large language models when analyzing contracts, SEC filings and reports, and other structured documents.

On September 30, 2025, Company, entered into Share Exchange Agreements (the “Share Exchange Agreements”), with Tysadco Partners, LLC and Douglas Cole (together the “Investors”). The Investors are shareholders of M2i whose common stock is publicly quoted on the OTCQB Venture Market of OTC Markets Group, Inc. under the symbol “MTWO”. Pursuant to the Share Exchange Agreements, the Company agreed to issue an aggregate of 1,197,604 shares of the Company’s Class A common stock to the Investors in exchange for an aggregate of 16,000,000 shares of M2i common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going concern, liquidity, and capital resources
The Company has limited operating history, and although the Company has realized net income of approximately $11.2 million for the nine months ended September 30, 2025, and has a working capital of approximately $1.9 million, the Company has an accumulated deficit of approximately $93.1 million as of September 30, 2025.
These above matters raise substantial doubt about the Company's ability to continue as a going concern. During the next twelve months, the Company intends to fund its operations through the issuance of financial instruments including debt or equity securities and the revenues from operations including from the sale of aircraft at a premium to cost.

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
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025 (as amended the “2024 Form 10-K”).
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
•Assumptions used in the valuation of notes receivable.
Cash and restricted cash

Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2025 and December 31, 2024, the Company had no cash equivalents besides what was in the cash balance as of that date. The Company had zero and $1.8 million of restricted cash at September 30, 2025, and December 31, 2024, respectively, which served as collateral for the credit facility with SAC Leasing G280 LLC described in Note 11 below.
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

The Company recognized approximately zero and zero of bad debt expense during the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized $147 thousand and zero bad debt expense, respectively.
Fixed assets
Fixed assets are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years:

Classification	Life
Machinery and equipment	3-7 years
Automobiles	5 years
Computer and office equipment	5 years
Website development costs	3 years

Computer software development
Software development costs are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section “Property and equipment net” in the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life of the software, generally three years from when the asset is placed in service. The Company capitalized $69 thousand internal software development costs during the nine months ended September 30, 2025 and 2024. The Company recognized $37 thousand and $26 thousand of amortization expense related to computer software development during the three months ended September 30, 2025 and 2024, respectively. The Company recognized $133 thousand and $78 thousand of amortization expense related to computer software development during the nine months ended September 30, 2025 and 2024, respectively. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities. During the three and nine months ended September 30, 2025, the Company reduced the value of software development cost by $75 thousand and $129 thousand, respectively, related to a non-monetary exchange with a third party and their use of our mission control software. This software development cost was originally developed for internal use and has subsequently been licensed to a third party in a non-monetary transaction.

Website development cost
The costs incurred for activities during the website application and infrastructure development stage are capitalized in accordance with the guidance on internal-use software in FASB ASC 350-40. The Company capitalized zero and $142 thousand of website development costs during the nine months ended September 30, 2025 and 2024, respectively. The Company recognized approximately $24 thousand and $26 thousand of amortization expense related to website development costs during the three months ended September 30, 2025 and 2024, respectively. The Company recognized $72 thousand and $77 thousand of amortization expense during the nine months ended September 30, 2025 and 2024, respectively.
Valuation of long-lived assets
In accordance with FASB ASC 360, property, plant, and equipment, and long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. No impairment was recognized during the nine months ended September 30, 2025 and 2024, respectively.
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

On November 28, 2023, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”). The fair value of the Company’s recorded Forward Purchase Agreement was determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Monte Carlo simulation model was used to determine the fair value as of December 31, 2023. The Company recorded the Forward Purchase Agreement at fair value on the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations. On July 23, 2024, the Company received notice of termination of the Forward Purchase Agreement and recognized an impairment in the value of the Forward Purchase Agreement in the second quarter of 2024 due to receipt of the termination notice. A loss of $3.0 million was recorded due to the cancellation of the Forward Purchase Agreement in 2024.

In December 2024, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) pursuant to which the Company may issue a series of convertible notes for an aggregate principal amount not to exceed $36.0 million. During the year ended December 31, 2024, the Company issued a single convertible note in the principal amount of $4.5 million, (the “2024 Convertible Note”), of which $4.1 million was funded as of December 31, 2024, representing an original issue discount of ten percent. The Company elected the fair value guidance under ASC 825-10 and the 2024 Convertible Note was recognized at initial fair value as of the issuance date. The value of the 2024 Convertible Note at issuance approximated fair value as of December 31, 2024. Any issuances of additional convertible promissory notes are subject to the terms and conditions of the Security Purchase Agreement (see Note 10).

In September 2025, the Company entered into Share Exchange Agreements with the Investors. The Investors who are shareholders of M2i, whose common stock is publicly quoted on the OTCQB Venture Market of OTC Markets Group, Inc. under the symbol “MTWO”. Pursuant to the Share Exchange Agreements, the Company agreed to issue an aggregate of 1,197,604 shares of the Company’s common stock to the Investors in exchange for an aggregate of 16,000,000 shares of M2i common stock (the “Investment in M2i”). At the date of the exchange, the Company recognized a loss of $115 thousand in “Loss from change in fair value of financial instruments” on the consolidated statement of operations for the difference between the fair value of the Volato shares issued and the fair value of the Investment in M2i.

Pursuant to ASC 321, the Investment in M2i is measured at fair value each reporting period, with unrealized gain or loss recognized in earnings. The Investment in M2i is classified within Level 2 of the fair value hierarchy under ASC 820, as it is based on quoted prices for identical assets in inactive markets. During the three and nine months ended September 30, 2025, the Company recorded a loss of $40 thousand related to the change in fair value of the Investment in M2i.

The following table presents balances of the fair value instruments as of September 30, 2025 and December 31, 2024, in thousands:

	Fair Value Measurements as of September 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
Third Tranche Note	$—	$—	$3,066	$3,066

Financial assets:
Investment in M2i	$—	$1,910	$—	$1,910

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2024 Convertible Note	$—	$—	$4,050	$4,050
Total	$—	$—	$4,050	$4,050

The following table presents changes of all convertible notes issued under the Securities Purchase Agreement (see Note 10) with significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2025, in thousands:

2024 Convertible Note
Balance at December 31, 2024	$4,050
Change in fair value	849
Balance at March 31, 2025	4,899
Change in fair value	(99)
Conversions	(4,676)
Additions	1,350
Balance at June 30, 2025	1,474
Change in fair value	384
Conversions	(1,492)
Additions	2,700
Balance at September 30, 2025	$3,066

The Company measured the Third Tranche Note using a Monte Carlo simulation valuation model using the following assumptions:

Three and Nine months ended September 30, 2025
Volume Weighted average stock price ("VWAP")	$1.80
Simulation Period	0.81 year
Expected Volatility	115.1%
Credit risk-adjusted rate	18.6%
Risk-free Rate	3.7%

The following table represents the change of the Investment in M2i (Level 2) for the three and nine months ended September 30, 2025, in thousands:

Investment in M2i
Balance at June 30, 2025	$—
Additions	1,950
Change in fair value	(40)
Balance at September 30, 2025	$1,910

There were no gains and losses attributable to changes in instrument specific credit risk as the Company determined the likelihood of an event of default to be de minimus. The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid and other assets, accounts payable and accrued expenses, deposits, and members’ deposit approximate their fair value because of the short maturity of those instruments. The Company’s credit facility, convertible notes and other loans approximate the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term maturity of these instruments at September 30, 2025 and December 31, 2024.
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

Revenue from aircraft sales is recognized upon the delivery of the aircraft.

The Company generated revenue during the three and nine months ended September 30, 2025 and 2024, broken down as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Aircraft sales	$—	$38,150	$49,600	$38,150
Subscription	381	316	1,119	545
Total	$381	$38,466	$50,719	$38,695
Revenue from the sales of our Vaunt Software-as-a-subscription is deferred and recognized over the subscription term of the software and is included in customer deposits and deferred revenue on the consolidated balances sheets.

The following table provides a rollforward of deferred revenue for the nine months ended September 30, 2025:

Amount
Balance as of December 31, 2024	$696
Revenue recognized	(1,119)
Revenue deferred	2,195
Balance as of September 30, 2025	$1,772

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

The following tables present the asset balances and related amortization expense for the contract assets:

	As of and for the nine months ended September 30, 2025
	Beginning Balance	Amount Capitalized	Amortization	Ending Balance
Contract assets	$—	$579	$(129)	$450

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
Net income (loss) per share
The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB ASC. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially dilutive debt or equity. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the three and nine months ended September 30, 2025, include stock options, restricted stock units and warrants.
The Company had 17,766 and 64,301 outstanding stock options to purchase an equivalent number of shares of common stock at September 30, 2025, and 2024, respectively.

The Company had 47,323 and 49,555 outstanding restricted stock units to purchase an equivalent number of shares of common stock at September 30, 2025 and 2024, respectively.

The Company also had 1,161,195 outstanding warrants to purchase an equivalent number of shares of common stock as of September 30, 2025 and 2024, respectively at a weighted average strike price of $287.50.

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

The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the fair value. There was no impairment loss for the three and nine months ended September 30, 2025 or 2024, respectively.
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
If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter. In March 2025, the Company sold GC Aviation, Inc. and the Part 135 air carrier certificate. In connection with that sale, the Company recorded an impairment on goodwill of $35 thousand for the nine months ended September 30, 2025. The loss is recorded in other income, net in the consolidated statements of operations. There was no impairment loss recorded for the nine months ended September 30, 2024.

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

Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expenses on the statements of operations. Such advertising amounted to $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively and $0.6 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively.
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

NOTE 3 – DISCONTINUED OPERATIONS
In September 2024, the Company entered into an agreement with flyExclusive to transition our aircraft ownership program fleet operations to flyExclusive. We have continued to take delivery of new aircraft, while also generating revenue from our proprietary software, including the Vaunt platform, Volato’s empty leg consumer app. In March 2025, the Company sold GC Aviation, Inc., which holds the FAA Part 135 certificate, therefore items related to managed aircraft are included in discontinued operations.

Major classes of line items constituting net income (loss) from discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue - Aircraft usage	$6	$8,731	$87	$32,476
Revenue - Managed aircraft	—	1,803	—	6,171
Costs of Revenue - Aircraft usage	—	11,177	65	43,091
Cost of Revenue - Managed aircraft	—	1,698	—	5,655
Selling, general and administrative	37	5,185	343	18,543
Other income from discontinued operations	4,840	4,147	5,845	4,147
Loss from discontinued operations before provision for taxes	4,809	(3,379)	5,524	$(24,495)
Benefit for taxes from discontinued operations	(5)	—	(304)	—
Net income (loss) from discontinued operations, net	$4,814	$(3,379)	$5,828	$(24,495)

Carrying amounts and major classes of assets included as part of discontinued operations are as follows:

	September 30, 2025	December 31, 2024
Accounts receivable, net	$100	$1,027
Prepaid and other assets	649	1,254
Property and equipment, net	—	3
Intangibles, net	—	1,200
Goodwill	—	635
Total assets associated with discontinued operations	$749	$4,119

Carrying amounts and major classes of liabilities included as part of discontinued operations are as follows:

	September 30, 2025	December 31, 2024
Accounts payable and accrued liabilities	$1,104	$6,344
Credit facility and other loans	298	918
Customer deposits and deferred revenue	308	5,156
Deferred income tax liability	—	305
Total liabilities associated with discontinued operations	$1,710	$12,723

NOTE 4–INTANGIBLES
Finite-Lived Intangible Assets
As of December 31, 2024, the Company impaired the remaining value of the customer relationships asset and recorded a loss on the impairment of $130 thousand which was recorded in selling, general and administrative expenses. Intangible asset amortization expense was zero and $15 thousand for the three months ended September 30, 2025 and 2024, respectively. Intangible asset amortization expense was zero and $45 thousand for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024 the balance of customer relationships was zero.
Indefinite - Lived Intangible Assets
The following table summarizes the balances of the indefinite-lived intangible assets and is included in discontinued operations as of September 30, 2025 and December 31, 2024, in thousands:

	September 30, 2025	December 31, 2024
Intangible asset - Part 135 certificate	$—	$1,200

The FAA Part 135 certificate amount of $1.2 million relates to the certificate held by GC Aviation, Inc. In March 2025, the Company sold GC Aviation, Inc., and the FAA Part 135 Certificate for $2.0 million. The Company did not recognize any impairment of the Part 135 certificate during the three or nine months ended September 30, 2025 and 2024, respectively.
NOTE 5 - MERGER TRANSACTION COSTS PAYABLE

In connection with the business combination in December 2023, the Company entered into three agreements (together, the “Agreements”) with financial institutions, in which the Company agreed to pay a success fee in the aggregate amount of $4.25 million to the financial institutions in case the Company consummated certain acquisition(s). The success fees were to be paid in shares of the Company’s common stock and warrants during the 2024 fiscal year.

ASC 480 Distinguishing Liabilities From Equity requires liability classification for all instruments that embodies an unconditional obligation that the Company must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely on a fixed monetary amount know at inception. As a result, the Company classified such liability in current liabilities as of December 31, 2023. In January 2024, the Company issued an aggregate number of 48,342 shares of common stock and 4,000 warrants in accordance with the Agreements in full settlement of the Company’s obligations to the three financial institutions. As of September 30, 2025 and December 31, 2024 the merger transaction costs payable were zero.
NOTE 6 – FORWARD PURCHASE AGREEMENT

On November 28, 2023, the Company Volato, Inc. and Vellar Opportunities Fund Master, Ltd. (“Seller”), entered into the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). The Seller could purchase, prior to the closing of a business combination we completed in December 2023, up to 2.0 million shares (the “Maximum Number of Shares”) of the Company from third parties through a broker in the open market. The Number of Shares subject to the Forward Purchase Agreement were subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

Under the Forward Purchase Agreement the Seller was directly paid an aggregate cash amount equal to the product of (i) the number of shares as set forth in the pricing date notice and (ii) the redemption price paid by the Company on the closing of its 2023 business combination date to holders of its common stock who exercised their redemption rights in connection with the closing.

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

In July 2024, the Seller notified the Company of the termination of the Forward Purchase Agreement, following a delivery of a notice establishing the Valuation Date (as defined in the Forward Purchase Agreement); upon termination, Seller was not obligated to pay the Company a cash amount. The Company recorded the impact of the notice in the second quarter of 2024. In the nine months ended September 30, 2025 and 2024, the Company recognized a loss on the change in fair value of zero and $3.0 million, respectively, reported in other expenses in the consolidated statement of operations.
NOTE 7– PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following at September 30, 2025 and December 31, 2024, in thousands:

	September 30, 2025	December 31, 2024
Machine and equipment	$186	$188
Automobiles	—	72
Website development costs	290	290
Computer and office equipment	5	5
Software development costs	520	579
	1,001	1,134
Less accumulated depreciation	(660)	(454)
Property and equipment, net	$341	$680
During the three months ended September 30, 2025 and 2024, the Company recognized $75 thousand and $65 thousand of depreciation and amortization, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized $243 thousand and $194 thousand of depreciation and amortization, respectively.

During the three and nine months ended September 30, 2025, the Company reduced the value of software development cost by $75 thousand and $129 thousand, respectively related to a non-monetary exchange with a third party and their use of our mission control software. This software development cost was originally developed for internal use and has subsequently been licensed to a third party in a non-monetary transaction.

NOTE 8 – DEPOSITS
Deposits consist of the following at September 30, 2025 and December 31, 2024, in thousands:

	September 30, 2025	December 31, 2024
Deposits on aircraft	$3,000	$36,000
Other deposits	65	300
Total deposits	3,065	36,300
Less current portion	(3,000)	(36,000)
Total deposits, non-current	$65	$300

Below is a breakdown of the deposits on aircraft as of September 30, 2025 and December 31, 2024, in thousands:

	September 30, 2025	December 31, 2024
Gulfstream aircraft deposits	$3,000	$36,000
Total deposits on aircraft	3,000	36,000
Less current portion	(3,000)	(36,000)
Total deposits on aircraft non-current	$—	$—
Gulfstream Aerospace, LP
In 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G280 aircraft for total consideration of $79 million with expected delivery throughout fiscal year 2025. The first Gulfstream G280 was delivered in the third quarter of 2024. The second Gulfstream G280 was delivered in January 2025. The third Gulfstream G280 was delivered in April 2025. The remaining Gulfstream G280 is expected to be delivered in the fourth quarter of 2025.

The Company fully funded an aggregate amount of $48.0 million in deposits towards the acquisition price of the four Gulfstream G280 aircraft in accordance with the scheduled payment terms of the agreements as of September 30, 2025, and December 31, 2024, respectively. Upon delivery of the first Gulfstream G280 in the third quarter of 2024, $12.0 million of the deposits were applied toward the purchase price of the airplane. Upon delivery of the second GulfStream G280, in January 2025, $12.0 million of the deposits were applied toward the purchase price of the airplane. Additionally, in March 2025, GulfStream notified the Company that the fourth Gulfstream G280 would be delayed from the original timeline with delivery now expected in the fourth quarter of 2025. In connection with the delivery delay, GulfStream agreed to return the deposit on the fourth Gulfstream G280 reducing the deposits by $9.0 million. In April 2025, the third Gulfstream G280 was delivered and $12.0 million of the deposits were applied toward the purchase price of the airplane.

During the nine months ended September 30, 2024, the Company funded $9.0 million pursuant to the terms of the executed purchase agreements, of which $9.0 million was funded through the SAC Leasing G280 line of credit further described in Note 11.

NOTE 9 – PROMISSORY NOTE- RELATED PARTY
Dennis Liotta - March 2023 note
On March 15, 2023, the Company entered into a promissory note agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $1.0 million, with an effective date of February 27, 2023 and which matured on March 31, 2024 (“March 2023 note”). The entire outstanding principal balance together with accrued but unpaid interest were due at the maturity date. The March 2023 note included a ten percent (10%) interest rate per annum. On April 1, 2024, the March 2023 note was paid in full. Promissory note from related party was zero as of September 30, 2024, and December 31, 2024, respectively.

The Company incurred zero of interest on the March 2023 note during each of the three months ended September 30, 2025 and 2024. The Company incurred zero and $23 thousand of interest expense during the nine months ended September 30, 2025 and 2024, respectively.

NOTE 10 – UNSECURED CONVERTIBLE NOTES
Unsecured convertible notes consisted of the following at September 30, 2025 and December 31, 2024, in thousands:

	September 30, 2025	December 31, 2024
2024 unsecured convertible note, 4% coupon, due December 2025	$—	$4,050
Unsecured convertible note, 4% coupon, due June 2026*	—	—
Unsecured convertible note, 4% coupon, due July 2026**	3,066	—
Less current portion	(3,066)	(4,050)
Total unsecured convertible note, long term	$—	$—

*Represents the Second Tranche Note (as described in this Note 10)
** Represents the Third Tranche Note (as described in this Note 10)

Unsecured convertible note due December 2025 - 2024 Convertible Note

During the year ended December 31, 2024, the Company entered into the Securities Purchase Agreement as described in Note 2 above pursuant to which the Company may issue a series of convertible notes for an aggregate principal not to exceed $36.0 million. During the year ended December 31, 2024, the Company issued a single convertible note in a principal amount of $4.5 million, (as defined above, the “2024 Convertible Note”) of which $4.1 million was funded as of December 31, 2024, representing an original issue discount of ten percent. Interest is payable quarterly at the Company’s option and shall either be (i) paid in cash; (ii) paid-in-kind in shares of common stock; or (iii) compound and become additional principal outstanding. The Company recorded $14 thousand of accrued interest expense in the year ended December 31, 2024. During the three months ended March 31, 2025 the $14 thousand of paid-in-kind interest was rolled into the principal balance of the 2024 Convertible note.
The 2024 Convertible Note is accounted for as a single liability measured at fair value in accordance with ASC 825-10. At March 31, 2025, the Company valued the 2024 Convertible Note using the Monte-Carlo valuation model. See Note 2.
In June 2025, the outstanding principal and interest of the 2024 Convertible Note was converted into 2,538,939 shares of the Company’s common stock, settling in full the Company’s repayment obligations related to that note. Immediately prior to the conversions, the Company remeasured the liability to its fair value as of the conversion date. The Company recognized a gain of $223 thousand and a loss of $626 thousand related to the change in the fair value of the 2024 Convertible Note recorded in other income expense on the consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.
Unsecured convertible note due June 2026 - Second Tranche Note
In June 2025, the Company issued a second convertible note (the “Second Tranche Note”) in accordance with the terms of the Securities Purchase Agreement in the principal amount of $1.5 million, for a purchase price of $1.4 million, representing an original issue discount of ten percent, which matures on June 13, 2026. The Second Tranche Note was recorded at a fair value of $1.4 million. The Company recorded a loss of $124 thousand on the change in fair value of the Second Tranche Note in the three months ended June 30, 2025.

In July 2025, $1.1 million of the outstanding principal and accrued interest of the Second Tranche Note was converted into 988,240 shares of the Company’s common stock. Immediately prior to the conversions, the Company remeasured the liability to its fair value as of the conversion date. The Company recorded a loss of $6 thousand related to the change in fair value as of the conversion date. In August 2025, the remaining $0.4 million of the outstanding principal and accrued interest of the Second Tranche Note was converted into 344,242 shares of the Company’s common stock. Immediately prior to the conversion, the Company remeasured the liability to its fair value at the conversion date. The Company recorded a loss of $12 thousand related to the change in fair value as of the conversion date. The Company recorded a loss of $18 thousand and $142 thousand for the three and nine months ended September 30, 2025.

Unsecured convertible note due July 2026 - Third Tranche Note
In July 2025, the Company issued a third convertible note, (the “Third Tranche Note”), in accordance with the terms of the Securities Purchase Agreement, in the principal amount of $3.0 million, for a purchase price of $2.7 million, representing an original issue discount of 10%, which matures on July 21, 2026. The Third Tranche Note was recorded at an initial fair value of $2.9 million. The Company recorded a loss of $366 thousand on the change in fair value of the Third Tranche Note in the three and nine months ended September 30, 2025.

NOTE 11 – CREDIT FACILITY AND OTHER LOANS
Credit facility and other loans consisted of the following at September 30, 2025 and December 31, 2024, in thousands:

	September 30, 2025	December 31, 2024
SAC Leasing G280 LLC credit facility, 12.5% interest, net of deposits	$—	$28,000
Term Loan	—	1,102
Less discounts	—	(247)
Total credit facility, net of discount and deposits	$—	$28,855
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

During the nine months ended September 30, 2025, the Company decreased its SAC leasing G280 line of credit by $28.0 million which was a combination of a repayment in the amount of $10.5 million, with the sale of the second G280 in February 2025 and the deposit release and corresponding pay down of the G280 line of credit of $9.0 million with the delay of the fourth G280 until Q4 2025. In April 2025, the Company repaid the remaining $8.5 million, terminating the credit facility with SAC Leasing G280. The line of credit balance was zero as of September 30, 2025.
The Company incurred zero and $68 thousand of incremental closing costs, which are reported as debt discount against the liability in the consolidated balance sheets as of September 30, 2025, and December 31, 2024, respectively.

During the three months ended September 30, 2025 and 2024, the Company amortized to interest expense zero and $45 thousand of debt discount, respectively. During the nine months ended September 30, 2025 and 2024, the Company amortized to interest expense $247 thousand and $137 thousand of debt discount, respectively.

During the three months ended September 30, 2025 and 2024, the Company incurred approximately zero and $1.0 million of interest under this facility, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred $641 thousand and $3.3 million of interest, respectively.

OgaraJets

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

The Company incurred financing fees of $200 thousand, which were recorded as a direct discount to the debt and were being amortized over the term of the Loan. The Company amortized zero and $64 thousand of financing fees in the three months ended September 30, 2025 and 2024, respectively and $36 thousand and $64 thousand in the nine months ended September 30, 2025 and 2024, respectively. The Company recorded $107 thousand and $894 thousand of interest expense related to the Loan in the nine months ended September 30, 2025 and 2024, respectively.

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
NOTE 12 – RELATED PARTIES

Liotta Family Office, LLC

Liotta Family Office, LLC (“LFO”) is owned 20% by the Company’s Chief Executive Officer (“CEO”), 60% owned by the father of the Company’s Chief Executive Officer, and 20% by the brother of the CEO. LFO currently owns 74,372 Shares of the Company’s issued and outstanding common stock which represents 1% of the Company’s issued and outstanding Common Stock as of September 30, 2025.

During the year ended December 31, 2023, LFO entered into an unsecured promissory note for a total amount of $1.0 million (see Note 9). The Company incurred approximately $23 thousand of interest during the nine months ended September 30, 2024. In April 2024, the promissory note and interest was paid in full.

Plane Co’s

The Company historically facilitated the formation of limited liability companies (“Plane Co’s”), which were then funded by third party members prior to the sale and delivery of an aircraft purchased from Honda Aircraft that entered into the Company’s fractional program.

In October 2024, as part of the agreement with flyExclusive, Volato sold all of its interest in the Plane Co’s to flyExclusive.

The aggregate amount of revenue included in loss from discontinued operations generated from Plane Co’s totaled zero and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. The aggregate amount of revenue included in loss from discontinued operations generated from Plane Co’s totaled zero and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Expenses charged to the Company by Plane Co’s and included in loss from discontinued operations, totaled zero and $0.9 million for the three months ended September 30, 2025 and 2024, respectively. Expenses charged to the Company by Plane Co’s and included in loss from discontinued operations, totaled zero and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Balance due to Plane Co’s amounted to zero and $4 thousand as of September 30, 2025 and December 31, 2024, respectively.
NOTE 13 – INCOME TAXES
Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that would impact the consolidated financial statements or related disclosures.
The effective tax rate was 4% and 2.5% for the three and nine months ended September 30, 2025, respectively. The effective tax rate was zero percent for the three and nine months ended September 30, 2024, respectively. Our effective tax rate for the three and nine months ended September 30, 2025 differs from the federal statutory rate of 21% and was a result of the valuation allowance on the deferred tax benefit.
NOTE 14 – SHAREHOLDERS’ EQUITY (DEFICIT)

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

Preferred Stock

No shares of preferred stock have been issued as of September 30, 2025 and December 31, 2024.

Stock Options - Equity Incentive Plans

Summary of the 2025 Plan

The 2025 Stock Incentive Plan (the “2025 Plan”) was approved at the annual meeting of the shareholders of the Company on July 21, 2025. The 2025 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of common stock for issuance pursuant to awards under the 2025 Plan equal to 415,584 shares. As of September 30, 2025 the Company had 220,838 shares available for issuance.

Summary of the 2023 Plan

The 2023 Stock Incentive Plan (the “2023 Plan”) was approved at the special meeting of the shareholders of the Company on November 28, 2023. The 2023 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of common stock for issuance pursuant to awards under the 2023 Plan equal to 224,348 shares. As of September 30, 2025 the Company had 21,855 shares available for issuance.

Stock option activity for the periods presented is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	18,614	$5.59	7.5
Granted	—	—
Cancelled	(848)	20.30
Exercised	—	—
Outstanding as of September 30, 2025	17,766	$5.57	6.7
Exercisable as of September 30, 2025	16,144	$4.81
The Black-Scholes option pricing model is used by the Company to determine the weighted-average fair value of share-based payments. The Company recognizes forfeitures as they occur. There were no stock options granted in the three and nine months ended September 30, 2025.
Restricted Stock

Restricted stock unit activity for the period presented is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	29,080	$18.75
Granted	358,397	1.83
Vested	(340,154)	2.85
Forfeited	—	—
Outstanding as of September 30, 2025	47,323	$4.87

Stock based compensation expense was $1 thousand and negative $199 thousand for the three months ended September 30, 2025 and 2024, respectively. Stock based compensation expense was $604 thousand and $69 thousand for the nine months ended September 30, 2025 and 2024, respectively.

Warrants

As of September 30, 2025, there were 552,000 public warrants and 609,195 private placement warrants issued and outstanding.

Private placement warrants

The Company has 609,195 private placement warrants outstanding. Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $287.50 per share. Such private placement warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are not redeemable by the Company. The private placement warrants are all exercisable as of September 30, 2025. There was no activity during the three and nine months ended September 30, 2025.

Public warrants

Pursuant to the initial public offering (“IPO”) by Proof Acquisition Corp I (“PACI”) in 2021, the Company sold 1,104,000 units at a price of $250.00 per unit. Each unit consisted of one share of Class A common stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $287.50 per share, subject to adjustment. A majority of the shares were redeemed before the December 2023 merger transaction, but the warrants remain. As a result, there are 552,000 public warrants outstanding as of September 30, 2025.

The public warrants became exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the IPO. The public warrants expire five years after the completion of a business combination or earlier upon redemption or liquidation. The public and private warrants expire on December 1, 2028. The public warrants are all exercisable as of September 30, 2025. There was no activity during the three and nine months ended September 30, 2025.
NOTE 15 – COMMITMENT AND CONTINGENCIES
Gulfstream Aerospace, LP
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G280 aircraft for total consideration of $79.0 million and with expected deliveries in 2024 through 2025, for which the Company made prepayments totaling $48.0 million and $48.0 million as of September 30, 2025, and September 30, 2024, respectively. The $48.0 million is non-refundable, except in some specific circumstances, and would serve as consideration for liquidated damages of $3.0 million per aircraft should the purchase agreement be terminated by the Company.
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
Future minimum payments under the purchase agreements with Gulfstream Aerospace, LP at September 30, 2025, are as follows, in thousands:

Gulfstream G280 Fleet
2025	$18,038
Total expected contractual payments	$18,038
The Company had a credit facility in place with SAC Leasing G280 LLC to fund $40.5 million of the original $79.0 million due under these purchase agreements with Gulfstream Aerospace LP. In April 2025, the Company paid the remaining balance and terminated the credit facility. The remaining balance to be funded by SAC Leasing G280 LLC is zero as of September 30, 2025.
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

Lease expense is recognized on a straight-line basis over the lease term. Lease expense related to this lease consisting of fixed and variable lease costs was zero and $78 thousand for the three months ended September 30, 2025 and 2024, respectively. Lease expense was zero and $312 thousand for the nine months ended September 30, 2025 and 2024, respectively.
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
Variable lease costs associated with the aircraft operating leases were zero and $1.9 million for the three months ended September 30, 2025, and 2024, respectively. Variable lease costs associated with the aircraft operating leases were zero and $7.7 million for the nine months ended September 30, 2025 and 2024, respectively. Short-term lease costs on the aircraft leases were zero and $40 thousand for the three months ended September 30, 2025, and 2024, respectively. Short-term lease costs on the aircraft leases were zero and $196 thousand for the nine months ended September 30, 2025 and 2024, respectively.

As of December 31, 2024, the Company had terminated all the aircraft leases as part of the flyExclusive agreement.
Airport Facilities
Our facilities leases are for space at airports throughout the south with remaining terms ranging from one to eleven months. These leases consist of hangar space and office space. The leases have lease terms of 12 months or less. Accordingly, the Company has not recognized ROU assets or lease liabilities related to these lease agreements pursuant to the short-term lease election. The Company has made a policy election to not separate lease and non-lease components for these facility leases. Short-term lease costs related to these leases were zero and $21 thousand for the three months ended September 30, 2025, and 2024, respectively. Short term lease costs related to these leases were $3 thousand and $57 thousand for the nine months ended September 30, 2025 and 2024, respectively.

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

Customer Deposits and Deferred Revenue

Customer deposits and deferred revenue consisted of deposits from customers for the purchase of aircraft of $0.1 million and $10.7 million as of September 30, 2025 and December 31, 2024, respectively, as well as deferred revenue of $1.8 million and $696 thousand as of September 30, 2025 and December 31, 2024, respectively.

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

The components of segment profit or loss were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$381	$38,466	$50,719	$38,695
Less:
Cost of revenue	123	32,071	42,198	32,157
Selling, general and administrative(1)	2,822	4,262	7,687	12,390
(Gain) Loss on fair value adjustment of financial instruments	539	—	1,289	2,982
Interest income (expense), net	(27)	3,234	3,602	5,603
Add:
Other(2)	5,679	56	9,990	214
Net income (loss) from continuing operations before income taxes	$2,603	$(1,045)	$5,933	$(14,223)

(1) Includes amounts for depreciation and amortization expense.

(2) Other includes gains of $5.7 million and $10.0 million for settlements of deposits and other liabilities at a discount for the three and nine months ended September 30, 2025, respectively.

NOTE 17 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) from continuing operations	$2,331	$(1,056)	$5,374	$(14,249)
Add: stock based compensation expense, net of tax	—	—	43	—
Add: (gain) loss on convertible note, net of tax	384	—	1,134	—
Net income (loss) attributable to common stockholders from continuing operations, dilutive	$2,715	$(1,056)	$6,551	$(14,249)
Net income (loss) from discontinued operations	$4,814	$(3,379)	$5,828	$(24,495)
Denominator:
Weighted-average common shares outstanding, basic	5,039,340	1,180,562	4,303,537	1,177,853
Add: options and restricted stock units	—	—	3,637	—
Add: 2024 convertible note and second tranche note on as-converted basis	939,422	—	730,631	—
Weighted-average shares outstanding, dilutive	5,978,762	1,180,562	5,037,805	1,177,853

The following securities were excluded due to their anti-dilution effect on net loss per share attributable to common stockholders recorded in each of the periods:

	As of September 30,
	2025	2024
Warrants to purchase common stock	1,161,195	1,161,195
Stock options outstanding	17,766	64,301
Restricted stock units with performance and market conditions	10,964	11,864
Total	1,189,925	1,237,360

NOTE 18 – SUBSEQUENT EVENTS

On October 16, 2025, pursuant to the Securities Purchase Agreement the Company issued a fourth tranche convertible note in the principal amount of $2.2 million for a purchase price of $2.0 million, representing an original issue discount of ten percent (10%), and matures on October 16, 2026.

On October 1, 2025, the Company entered into a Fourth Amendment (the “Amendment”) to Aircraft Management Services Agreement (as amended the “Agreement”) with flyExclusive to bring the Agreement in line with Company’s anticipated shift in operations, new business directives, and to better accommodate the proposed Merger with M2i. The Amendment (i) modifies the term of the Agreement; (ii) grants flyExclusive, subject to certain terms and conditions, the right to purchase certain aviation-related assets from the Company and assume certain obligations of the Company (the “flyExclusive Asset Option”); (iii) grants the Company, subject to certain terms and conditions, the right to sell certain aviation-related assets to flyExclusive and assign certain obligations of the Company to flyExclusive (the “Company Asset Option,” and collectively with the flyExclusive Asset Option, the “Asset Options”); (iv) adds the obligation for flyExclusive to pay the Company $100,000 upon execution of the Amendment as settlement of net payables owed by flyExclusive to the Company under the terms of the Agreement (the “Net Payables Obligation”); and (v) modifies the material terms of flyExclusive’s right to cause the Company to merge with and into a wholly owned subsidiary of flyExclusive (the “flyExclusive Merger Option”), including that the flyExclusive Merger Option is to be only exercisable in the event that the Company and M2i terminate the Merger Agreement. The purchase price for the Asset Options and the Net Payables Obligations may be paid by flyExclusive in cash or shares of flyExclusive Class A common stock, at the sole discretion of flyExclusive. flyExclusive elected to pay the Net Payables Obligation by issuing the Company 20,576 shares of Class A common stock upon the receipt of all necessary approvals and conditions.

As consideration for the execution of the Amendment, flyExclusive agreed to pay $2,000,000 to the Company, in cash or shares of flyExclusive Class A common stock, in exchange for the right to receive either (i) the net proceeds that the Company receives from the sale of a certain G280 aircraft, which is expected to be delivered to the Company pursuant to an existing agreement (the “G280 Agreement”) with Gulfstream Aerospace Corporation (“Gulfstream”), or (ii) if, and only if, Gulfstream provides written consent, assignment of the G280 Agreement from the Company to flyExclusive subject to the execution of an asset purchase agreement relating solely to the transfer of the G280 Agreement. flyExclusive has elected to pay all of the $2,000,000 in shares of its Class A common stock and will issue an aggregate of 411,523 shares of its Class A common stock to the Company upon the receipt of all necessary approvals and conditions.

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
Financial highlights for the three months ended September 30, 2025 include:
•Net income from continuing operations was $2.3 million compared to a net loss of $1.1 million in the third quarter of 2024. Net income from continuing operations was primarily the result of settlements of member deposits at a gain, that are reflected as other income in the statement of operations.
•We generated total net income of $7.1 million, representing a $11.6 million improvement over the same quarter of the prior year.
Financial highlights for the nine months ended September 30, 2025 include:
•We generated total revenue of $50.7 million, an increase of $12.0 million compared to the 2024 period, primarily related to an increase in aircraft sales of $11.5 million as we took delivery of our second and third Gulfstream G280 during the 2025 period.
•Net income from continuing operations was $5.4 million compared to a net loss of $14.2 million in the third quarter of 2024. The net income from continuing operations was the result of higher plane sales revenue as mentioned above.
•We generated a net income of $11.2 million, representing a $49.9 million improvement over the same period in the prior year.

Recent Developments

On July 28, 2025, the Company entered into the Merger Agreement with Merger Sub and M2i, pursuant to which Merger Sub will merge with and into M2i, with M2i surviving the Merger as a wholly-owned subsidiary of Volato. The Merger is subject to approval by the Company’s stockholders and various other customary closing conditions. M2i’s business focuses on providing its partners with access to turnkey solutions, facilitating expanded business opportunities, securing offtake agreements, influencing strategic government policy, and engaging with aligned organizations and laboratories. M2i specializes in the development and execution of a complete global value supply chain for critical minerals, including the creation of a U.S. Strategic Mineral Reserve, a Public/Private Partnership to collaborate with the U.S. government. Upon consummation of the Merger it is currently expected that M2i’s stockholders will own approximately 85% of the combined company.

In July 2025, the Company began development of an AI (“Artificial Intelligence”) based software platform designed to enhance the reliability of leading large language models (“LLM’s”) when analyzing contracts, SEC filings and other structured documents.

Key Factors Affecting Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Airplane Sales

During 2024, we took delivery of one Gulfstream G280 aircraft, which was delivered and sold to a third party in the third quarter of 2024. In January 2025, we took delivery of one Gulfstream G280 aircraft, which was delivered and sold to a third party in February 2025. In April 2025, we took delivery of one Gulfstream G280 aircraft, which was delivered and sold to a third party in June 2025. We expect to take delivery of the additional Gulfstream G280 in the fourth quarter of 2025.
Costs and Expense Management
In 2022 and 2023, we invested in the core business systems, processes and people required to safely operate a growing, publicly traded private aviation company. In September 2024, we entered into an agreement with flyExclusive to transition our fleet operations to flyExclusive. This move has resulted in substantial cost savings and provided us with the opportunity to focus on what we believe to be our high-growth areas, including aircraft sales and proprietary software. We have benefited from the margins on aircraft sales without the burden of operational costs, while also generating revenue from our proprietary software, including the Vaunt platform, our empty leg consumer app.
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

Results of Operations
Comparison of three and nine months ended September 30, 2025 and 2024
The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Change In		Nine Months Ended September 30,		Change In
	2025	2024	$	%	2025	2024	$	%
Revenue	$381	$38,466	$(38,085)	N/M	$50,719	$38,695	$12,024	31%

Costs and expenses:
Cost of revenue	123	32,071	(31,948)	N/M	42,198	32,157	10,041	31%
Selling, general and administrative	2,822	4,262	(1,440)	(34)%	7,687	12,390	(4,703)	(38)%
Total costs and expenses	2,945	36,333	(33,388)	(92)%	49,885	44,547	5,338	12%

Operating (loss) income	(2,564)	2,133	(4,697)	(220)%	834	(5,852)	6,686	(114)%

Other income (expenses):
Other income, net	5,679	56	5,623	N/M	9,990	214	9,776	N/M
Loss from change in fair value of financial instruments	(539)	—	(539)	N/M	(1,289)	(2,982)	1,693	(57)%
Interest income (expense), net	27	(3,234)	3,261	(101)%	(3,602)	(5,603)	2,001	(36)%
Other income (expenses), net	5,167	(3,178)	8,345	(263)%	5,099	(8,371)	13,470	(161)%

Income (loss) before provision for income taxes and discontinued operations	2,603	(1,045)	3,648	(349)%	5,933	(14,223)	20,156	(142)%
Provision for incomes taxes	272	11	261	N/M	559	26	533	N/M
Net income (loss) from continuing operations	2,331	(1,056)	3,387	(321)%	5,374	(14,249)	19,623	(138)%
Net income (loss) from discontinued operations, net of taxes	4,814	(3,379)	8,193	(242)%	5,828	(24,495)	30,323	(124)%
Net income (loss)	$7,145	$(4,435)	$11,580	(261)%	$11,202	$(38,744)	$49,946	(129)%
N/M - the percentage change is not meaningful

Revenue
Revenue consists of the following (in thousands, except percentages):

	Three Months Ended September 30,		Change In		Nine Months Ended September 30,		Change In
	2025	2024	$	%	2025	2024	$	%
Aircraft sales	$—	$38,150	$(38,150)	100%	$49,600	$38,150	$11,450	30%
Subscription	381	316	65	21%	1,119	545	574	105%
Total	$381	$38,466	$(38,085)	(99)%	$50,719	$38,695	$12,024	31%

Revenue decreased by $38.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in revenue was the result of a decrease in aircraft sales of $38.1 million, as we did not take delivery of an aircraft during the quarter (but did take delivery of an aircraft in the 2024 period), partially offset by an increase in subscription based revenue of $65 thousand during the three months ended September 30, 2025 compared to the prior year period. The increase in subscription based revenues is attributable to our Vaunt platform which began to generate revenue during the 2024 fiscal year and continuing through the quarter ended September 30, 2025.

Revenue increased by $12.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in revenue was the result of an increase in aircraft sales of $11.5 million and subscription based revenue of $0.6 million during the nine months ended September 30, 2025 compared to the prior year. The increase in revenue from aircraft sales was the result of the delivery and sale of our second and third Gulfstream G280 during the 2025 period. We have an order for one additional Gulfstream G280 and expect delivery in the fourth quarter of 2025. The increase in subscription based revenues is attributable to our Vaunt platform which began to generate revenue during the 2024 fiscal year and continuing through the quarter ended September 30, 2025.
Cost of Revenue
Cost of revenue comprises expenses tied to the associated revenue streams: aircraft sales and subscription based revenue. Aircraft sales cost of revenue is our purchase price of the aircraft. Subscription cost include costs we incur related to our proprietary software, the Vaunt platform.
Cost of revenue consists of the following (in thousands, except percentages):

	Three Months Ended September 30,		Change In		Nine Months Ended September 30,		Change In
	2025	2024	$	%	2025	2024	$	%
Aircraft sales	$—	$32,037	$(32,037)	100%	$41,963	$32,037	$9,926	31%
Subscription	123	34	89	262%	235	120	115	96%
Total	$123	$32,071	$(31,948)	(100)%	$42,198	$32,157	$10,041	31%

Cost of revenue decreased by $31.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in cost of revenue was primarily a result of a decrease in aircraft sales as we did not take delivery of aircraft during the third quarter of 2025.

Cost of revenue increased by $10.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in cost of revenue was primarily a result of an increase in aircraft sales as we took delivery of our second and third Gulfstream G280 aircraft during the year.
Selling, general and administrative
Selling, general and administrative expenses decreased by $1.4 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in selling, general and administrative is primarily related to the cost savings initiatives implemented during the second half of 2024.
Selling, general and administrative expenses decreased by $4.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in selling, general and administrative is primarily related to the cost savings initiatives implemented during the second half of 2024.

Loss on change in fair value of financial instruments

For the three and nine months ended September 30, 2025, the loss on change in fair value of financial instruments relates to the fair value adjustment on the 2024 Convertible Notes resulting in a non-cash loss of $384 thousand and a non-cash loss of $1.1 million, respectively. The loss also includes a loss on the Investment in M2i share exchange of $155 thousand for the three and nine months ended September 30, 2025.

For the nine months ended September 30, 2024, the loss on change in fair value of $3.0 million was the result of the fair value adjustment on the Forward Purchase Agreement. In July 2024, the Forward Purchase Agreement was terminated.

Interest Income (Expense), Net
Interest income (expense), net primarily consists of interest related to our aircraft brokerage and services agreement with OgaraJets LLC and the pre-delivery payment agreement with SAC Leasing G280 LLC, offset by interest income on the note receivable related to our sale of GC Aviation, Inc. in March 2025.

Interest income (expense), net decreased $2.0 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily as a result of the interest related to the pre-delivery payment agreement with SAC Leasing G280 LLC in 2024.
Liquidity and Capital Resources
Overview

Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of stock, borrowings under our credit facilities, and proceeds from sales of debt and equity securities. We additionally generate revenue through aircraft sales and sales subscriptions to our software application. As of September 30, 2025, we had $4.4 million of cash and cash equivalents.

Our primary needs for liquidity are to fund working capital, debt service requirements, and for general corporate purposes.
We believe the primary factors that could affect our liquidity include the ability of Gulfstream to meet our delivery schedule and our ability to sell those aircraft, whether the closing conditions under the Securities Purchase Agreement are met (or waived) such that we are able to issue one or more additional convertible notes under that arrangement, our ability to raise additional funds on favorable terms, the timing and extent of spending on software development and other growth initiatives, our ability to manage our expense, and overall economic conditions. To the extent that our current liquidity is insufficient to fund future activities, we will need to raise additional capital. We may attempt to raise additional capital through the sale of equity securities, through debt financing arrangements, or both. Raising additional capital by issuing equity securities will dilute the ownership of existing stockholders. The occurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In the event that additional capital is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

We have historically incurred negative cash flows from operating activities and significant losses from operations historically. Management believes that its current cash position, along with its anticipated margin from one (or more) additional aircraft sales and proceeds from future debt and/or equity financings, when combined with prudent expense management, will allow the Company to continue as a going concern and to fund its operations for at least one year from the date of this Quarterly Report. There are no assurances, however, that management will be able to raise capital or debt on terms acceptable to the Company. If the Company is unable to obtain sufficient additional capital or debt on terms acceptable to the Company, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition, and operating results. These above matters raise substantial doubt about the Company's ability to continue as a going concern.

Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2025, and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(2,442)	$(10,491)
Net cash used in investing activities	(39)	(145)
Net cash provided by (used in) financing activities	2,831	(486)
Net increase (decrease) in cash and restricted cash	$350	$(11,122)
Cash Flow from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 was $2.4 million. The cash outflow from operating activities consisted of our net income of $11.2 million, non-cash items of $7.4 million, and a change in net operating assets and liabilities of $3.2 million. The change in net operating assets and liabilities was primarily a result of a decrease in customer deposits and deferred revenue of $0.9 million and accounts payable and accrued liabilities of $0.9 million, offset by a decrease in deposits of $5.2 million. The change in net assets and liabilities for discontinued operations for the nine months ended September 30, 2025 was $9.5 million.
Net cash used in operating activities for the nine months ended September 30, 2024 was $10.5 million. The cash outflow from operating activities consisted of our net loss of $38.7 million, non-cash items of $3.2 million and a change in net operating assets and liabilities of $18.8 million. The change in net assets and liabilities for discontinued operations for the nine months ended September 30, 2024 was $6.2 million.

Cash Flow from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $39 thousand. The cash flow from investing activities consisted of the sale of property and equipment, offset by the purchase of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2024 was $145 thousand.
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $2.8 million. Cash flow provided by financing activities consisted of the repayment on loans of $1.1 million, and the proceeds from the second and third tranche convertible notes totaling $4.1 million (as described in Notes 10).
Net cash used in financing activities for the nine months ended September 30, 2024 was $0.5 million. Cash flow used in financing activities consisted of the repayment on loans of $3.9 million, offset by proceeds from the issuance of term loan of $4.0 million. The cash used in financing from discontinued operations was $0.6 million for the nine months ended September 30, 2024.
Sources of Liquidity

To date, we have financed our operations primarily as a result of the 2023 business combination, sales of preferred stock, borrowings of long-term and short-term debt, loans and convertible notes. As of September 30, 2025, we had a working capital of approximately $1.9 million. As of September 30, 2025, our primary source of liquidity was cash totaling $4.4 million. Based on our recent trends, we expect to fund our operations in 2025 from our cash on hand, cash from operations, one or more sales of convertible promissory notes in accordance with the Securities Purchase Agreement described in Note 2 and Note 10 to our unaudited financial statements in this Quarterly Report and potentially additional sales of equity or debt securities. The Company believes it has the ability to generate and obtain enough cash to meet its obligations for the next 12 months.

During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G280 aircraft. The first Gulfstream G280 was delivered in the third quarter of 2024, the second Gulfstream G280 was delivered in the first quarter of 2025 and the third was delivered in second quarter of 2025. As of September 30, 2025, total consideration due on the remaining Gulfstream G280 was $18.0 million with expected delivery of the fourth aircraft in the fourth quarter of 2025.

The Company entered into the pre-delivery payment agreement on October 5, 2022, with SAC Leasing G280, LLC to obtain loans in the aggregate amount of $40.5 million for the purchase of four (4) Gulfstream G280 aircraft to be delivered in 2024 and 2025. The maturity date was the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC Leasing G280 LLC as collateral on this credit facility. In the third quarter of 2024, $9.0 million was repaid to SAC Leasing G280 LLC as a result of the delivery of the first Gulfstream G280. In the first quarter of 2025, an additional $19.5 million was repaid to SAC Leasing G280 LLC as a result of the delivery of the second Gulfstream G280 and the return of $9.0 million in deposits related to the fourth Gulfstream G280. After the delivery of the second Gulfstream G280 and the deposit return related to the fourth Gulfstream G280, the outstanding balance of the credit facility from SAC Leasing G280 was $8.5 million, net. In the second quarter of 2025, with the delivery of the third G280, the remaining outstanding balance of the SAC Leasing G280 credit facility was paid in full.
Contractual Obligations and Commitments
Our principal commitments consist of contractual cash obligations under our credit facilities, operating leases and the Securities Purchase Agreement. We have committed to acquire one (1) additional Gulfstream G280 aircraft for total consideration of $21.0 million with expected delivery in the fourth quarter of 2025, of which $3 million was funded and paid through September 30, 2025.
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
JOBS Act

We are an “emerging growth company” as defined in the JOBS Act. The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The Company’s financial statements have not been impacted by the JOBS Act as of September 30, 2025.

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

As of the end of the period covered by the report, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2025 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (the “2024 Form 10-K”) we identify certain risks and uncertainties to which the Company and its business is subject. Included in that report we identified certain risks related to potential acquisitions the Company may seek to effect under the risk factor entitled “As part of our growth strategy, we may engage in future acquisitions that could disrupt our business and have an adverse impact on our financial condition.” On July 28, 2025 we entered into the Merger Agreement with Merger Sub and M2i, pursuant to which Merger Sub will merge with and into M2i, with M2i surviving the Merger as a wholly-owned subsidiary of Volato. In addition, the risk factors identified in our 2024 Form 10-K, the potential Merger gives rise to additional factors including:

•Neither Volato nor M2i can be sure if or when the Merger will be completed.

•The closing is subject to approval by the Volato stockholders and the M2i stockholders. Failure to obtain these approvals would prevent the closing.

•Volato stockholders will experience significant ownership and voting power dilution in connection with the Merger and may not realize a benefit from the Merger commensurate with that dilution.

•The Merger may be completed even though certain events occur prior to the closing that materially and adversely affect Volato or M2i.

•The officers and directors of Volato and M2i have interests in the Merger that may be different from or in addition to, the interests of Volato and M2i stockholders generally.

•Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

•The market price of Volato Common Stock may decline and the value of M2i’s securities may be adversely affected as a result of the announcement and pendency of the Merger.

•If the Merger is not completed, the Volato Board may decide to pursue a dissolution and liquidation of Volato. In such an event, the amount of cash available for distribution to its stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

•Litigation relating to the Merger could require Volato or M2i to incur significant costs and suffer management distraction and could delay or enjoin the Merger.

•Volato or M2i may waive one or more of the closing conditions without re-soliciting stockholder approval.

Otherwise, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s 2024 Form 10-K. Investors should review the risks provided in the 2024 Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the 2024 Form 10-K, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the quarter ended September 30, 2025 which were not previously reported in a Current Report on Form 8-K filed by the Company with the SEC.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company and its affiliates did not repurchase any shares of common stock during the quarter ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended September 30, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended September 30, 2025, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

•(c) During the quarter ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Index
Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated July 28, 2025, between Volato Group, Inc., Volato Merger Subsidiary, Inc., and M2i Global, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).
3.1	Second Amended and Restated Certificate of Incorporation of Volato Group, Inc., as amended through February 19, 2025 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed with the SEC on May 7, 2025).
3.2
Third Amended and Restated Bylaws of Volato Group, Inc. PROOF Acquisition Corp I, as amended through October 10, 2024 (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2024).

10.1	Form of Third Tranche 10% Original Issue Discount Senior Unsecured Convertible Promissory Note (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2025).
10.3	Form of Stockholder Voting and Support Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).
10.4	Form of Share Exchange Agreement, dated September 30, 2025, between the Company and certain shareholders of M2i Global, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101
*Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: November 13, 2025

VOLATO GROUP, INC.
By:	/s/ Matthew Liotta
Name:	Matthew Liotta
Title:	Chief Executive Officer

By:	/s/ Mark Heinen
Name:	Mark Heinen
Title:	Chief Financial Officer