Form 10-K
period 2025-12-31
Volato Group, Inc.
filed 2026-03-12
CIK 1853070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐         No ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,627,542 based on the closing sale price as reported on the NYSE American LLC. As of March 6, 2026, there were 16,242,827 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be delivered to shareholders in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K (“Annual Report”) where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

VOLATO GROUP, INC.
FORM 10-K

Special Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward- looking statements may appear throughout this report, including the following sections: “Business” (Part I, Item 1 of this Annual Report), “Risk Factors” (Part I, Item 1A of this Annual Report), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions or the negative of such terms. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe certain risks and uncertainties that could cause actual results and events to differ materially in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Summary of Risk Factors

•We have a limited operating history and history of net losses, and may continue to experience net losses in the future.

•The Company may not be able to continue to operate its business if it is not successful in securing additional sources of capital and, as a result, may not be able to continue as a going concern.

•We may not be able to successfully implement our growth strategies.

•We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on commercially acceptable terms, or at all.

•Our business is dependent on third-party operators to provide flights for our customers. If third-party operators’ flights, which are required to serve a substantial portion of our business, are not available or do not perform adequately, our costs may increase and our business, financial condition, and results of operations could be adversely affected.

•Our Parslee platform depends on third-party artificial intelligence services, and our business could be adversely affected by changes in the availability, pricing, or performance of those services.

•We rely on our information technology systems to manage numerous aspects of our business. A cyber-based attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased revenues, and harm to our reputation.

•System failures, defects, errors, or vulnerabilities in our website, applications, backend systems, or other technology systems or those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition, and results of operations.

•We rely on third parties maintaining open marketplaces to distribute our mobile and web applications and we rely on third parties to provide the software we use in certain of our products and services, including the provision of our flight management system. If these third parties interfere with the distribution of our products or services, with our use of the software, or with the interoperability of our platform with the software, our business would be adversely affected.

•If we are unable to adequately protect our intellectual property interests or are found to be infringing on the intellectual property interests of others, we may incur significant expense, and our business may be adversely affected.

•As part of our growth strategy, we may engage in future acquisitions that could disrupt our business and have an adverse impact on our financial condition.

•Because our software could be used to collect and store personal information, privacy concerns in the territories in which we operate could result in additional costs and liabilities to us or inhibit sales of our software.

•We are subject to the Telephone Consumer Protection Act and similar state laws in connection with our marketing activities, and noncompliance could result in significant financial exposure.

•Our obligations in connection with our contractual obligations, including debt financing obligations, could impair our liquidity and thereby harm our business, results of operations, and financial condition.

•Stockholders may experience dilution of their ownership interest due to the issuance of additional shares of Common Stock upon the conversion of certain convertible notes, especially since the notes have fluctuating conversion rates that are set at a discount to market prices of our shares of Common Stock during the period immediately following conversion.

•If we are unable to comply with the continued listing requirements of the NYSE American, then our Common Stock will be delisted from the NYSE American.

•If our Common Stock is delisted from the NYSE American, then we could face significant and material adverse consequences as a result and our investors will experience limitations upon their ability to effect transactions in our Common Stock.

•Issuances of our Common Stock in the future could dilute existing stockholders and adversely affect the market price of our Common Stock.

•Sales of Common Stock, or the perception of such sales, by us in the public market or otherwise, could cause the market price for our Common Stock to decline.

•Anti-takeover provisions contained in the Company’s Certificate of Incorporation and applicable laws could impair a takeover attempt.

•Our Certificate of Incorporation designates specific courts as the exclusive forum for substantially all stockholder litigation matters, which could limit the ability of our Stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees.

•Our management team has limited experience managing a public company.

•The requirements of being a public company may strain our resources, divert our management’s attention, and affect our ability to attract and retain qualified board members.

•Because we became a publicly traded company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties.

•If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our Common Stock, or if our operating results do not meet their expectations, our Common Stock price and trading volume could decline.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

PART I.
ITEM 1. BUSINESS
Overview

Volato is an aviation technology company that connects travelers to private, on-demand flight access and develops proprietary software platforms for enterprise and operational applications. Historically, we generated revenue through our aircraft ownership program, a focused commercial strategy that included deposit products, charter flights, and aircraft management services. Our aviation experience led to the development of proprietary software products and applications, including “Mission Control,” “Vaunt,” and “Parslee.” Mission Control is an internal operations platform that supports the management of fractional ownership, charter, and related aviation services. Vaunt is an experiential private aviation platform that connects travelers to private, empty leg flights and is our primary revenue-generating business. During the fiscal year ended December 31, 2024, we began to generate revenue through the Vaunt platform. Additionally, Vaunt has surpassed 190,000 app downloads and completed 1,145 flights in 2025, reinforcing its role as a key growth driver for Volato. Parslee is an enterprise AI platform that deploys autonomous agents within Microsoft 365 environments to automate workflows, synthesize information across systems, and execute multi-step business processes; the platform includes optional deterministic document processing capabilities for applications requiring enhanced reliability and auditability, such as contract analysis and regulatory filings. During the third quarter of 2025, Parslee entered its first paying pilot programs with external customers. From time to time, we may also explore the potential development of other ancillary services or revenue-generating activities. With a commitment to advanced technology and customer-focused solutions, we are building scalable tools to elevate service quality and operational effectiveness in private aviation and enterprise software. Through its proposed merger with M2i Global, Inc., if consummated, Volato would expand into the critical minerals sector — leveraging its software expertise to bring greater transparency, traceability, and operational intelligence to supply chains essential for U.S. national security and advanced technologies.

Our History

We are a holding company for several wholly owned subsidiaries, including Volato, Inc., Fly Vaunt, LLC, Parslee LLC, Volato Merger Subsidiary, Inc., and Gulf Coast Aviation, LLC (f/k/a Gulf Coast Aviation Inc.). The Company’s primary operating subsidiary, Volato, Inc., was founded in January 2021. During 2021, Volato, Inc. entered the private jet charter and fractional ownership market with our Part 135 HondaJet ownership program, taking delivery of our first jet in August 2021 and completing our first Part 135 charter flight in October of 2021. In March 2022, we acquired Gulf Coast Aviation, Inc., owner of G C Aviation, Inc., a Texas entity and Part 135 air carrier certificate holder. In March 2022, we placed orders for four Gulfstream G280s for delivery in 2024 and 2025. In September 2022 we started internal development on our full suite Flight Management Software platform Mission Control, and on October 4, 2023, we announced the commercial launch of Vaunt, our proprietary consumer facing empty leg platform.

On August 1, 2023, Volato, Inc., PROOF Acquisition Corp. I (“PACI”), and a wholly owned subsidiary of PACI (“PACI Merger Sub”) entered into a Business Combination Agreement, (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, on December 1, 2023, a business combination between PACI and Volato Inc. was effected through the merger of PACI Merger Sub with and into Volato Inc., with Volato Inc. surviving the merger as a wholly-owned subsidiary of PACI (the “Business Combination”). In connection with the consummation of the Business Combination, PACI changed its name to “Volato Group, Inc.”

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

Vaunt, our customer platform, offers a subscription service for affordable private flights, giving members access to empty-leg flights while also optimizing fleet usage. Through Vaunt, we are able to reach a broader demographic of spontaneous travelers, who benefit from on-demand private travel without incurring the full costs typically associated with the sector. Since its introduction, Vaunt has quickly gained traction in the market, demonstrating strong consumer demand with over $1.5 million in annual recurring revenue (ARR) and a growing user base.

In September 2024, we announced an agreement with flyExclusive, Inc. (“flyExclusive”), a leading provider of private jet charter services, to transition the management of our aircraft ownership program fleet operations to flyExclusive. This move brought substantial cost savings and provided Volato with the opportunity to focus on its high-growth areas, including aircraft sales and proprietary software. We continued to take delivery of new aircraft. We benefited from the margins on aircraft sales without the burden of operational costs, while also generating revenue from our proprietary software, including the Vaunt platform, our successful empty leg consumer app. In the fourth quarter of 2024, we transferred our aircraft lease agreements to flyExclusive and we have no further obligations under the aircraft lease agreements.

On October 1, 2025, the Company entered into a Fourth Amendment (the “Amendment”) to Aircraft Management Services Agreement (as amended the “Agreement”) with flyExclusive to bring the Agreement in line with Company’s anticipated shift in operations, new business directives, and to better accommodate the proposed Merger with M2i. The Amendment served to, (i) modify the term of the Agreement; (ii) grant flyExclusive, subject to certain terms and conditions, the right to purchase certain aviation-related assets from the Company and assume certain obligations of the Company (the “flyExclusive Asset Option”); (iii) grant the Company, subject to certain terms and conditions, the right to sell certain aviation-related assets to flyExclusive and assign certain obligations of the Company to flyExclusive (the “Company Asset Option,” and collectively with the flyExclusive Asset Option, the “Asset Options”); (iv) obligate flyExclusive to pay the Company $100,000 upon execution of the Amendment as settlement of net payables owed by flyExclusive to the Company under the terms of the Agreement (the “Net Payables Obligation”); and (v) modify the material terms of flyExclusive’s right to cause the Company to merge with and into a wholly owned subsidiary of flyExclusive (the “flyExclusive Merger Option”), including that the flyExclusive Merger Option is to be only exercisable in the event that the Company and M2i terminate the Merger Agreement. The purchase price for the Asset Options and the Net Payables Obligations may be paid by flyExclusive in cash or shares of flyExclusive Class A common stock, at the sole discretion of flyExclusive. flyExclusive elected to pay the Net Payables Obligation by issuing the Company 20,576 shares of Class A common stock.

As consideration for the execution of the Amendment, flyExclusive agreed to pay $2,000,000 to the Company, in cash or shares of flyExclusive Class A common stock, in exchange for the right to receive either (i) the net proceeds that the Company receives from the sale of a certain G280 aircraft, which is expected to be delivered to the Company pursuant to an existing agreement (the “G280 Agreement”) with Gulfstream Aerospace Corporation (“Gulfstream”), or (ii) if, and only if, Gulfstream provides written consent, assignment of the G280 Agreement from the Company to flyExclusive subject to the execution of an asset purchase agreement relating solely to the transfer of the G280 Agreement. flyExclusive elected to pay all of the $2,000,000 in shares of its Class A common stock and issued an aggregate of 411,523 shares of its Class A common stock to the Company.

On March 6, 2026, the Company signed amendment number five to the Agreement with flyExclusive, pursuant to which the Company sold certain unused intellectual property assets for $1.3 million payable in cash or shares of flyExclusive’s Class A common stock. Such assets represent a portion of the total assets which were anticipated to be sold under one of the Asset Options as described above. Following the sale of the intellectual property assets pursuant to the fifth amendment, there is $700,000 in remaining assets that may be sold to flyExclusive under the terms of the Agreement, as amended.

On March 20, 2025 we sold our former subsidiary, GC Aviation, Inc., which holds the FAA Part 135 certificate, for $2.0 million, of which $1.8 million was a note receivable.

On July 28, 2025, we entered into an Agreement and Plan of Merger and Reorganization (as amended, the “Merger Agreement”) with Volato Merger Subsidiary, Inc., a Nevada corporation and wholly-owned subsidiary of Volato (“Merger Sub”), and M2i Global, Inc., a Nevada corporation (“M2i”), pursuant to which Merger Sub will merge with and into M2i, with M2i surviving the merger as a wholly-owned subsidiary of Volato (together with all other transactions contemplated by the Merger Agreement, the “Merger”). The Merger is subject to approval by each company’s stockholders and other customary closing conditions. Upon consummation of the Merger, it is currently expected that M2i’s stockholders will own approximately 85% of the combined company.

In September 2025, we launched Parslee, an enterprise AI based software platform for Microsoft 365 that combines document intelligence with autonomous workflow agents and entered our first paying pilot programs with external customers.

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

3.Omnichannel Communications: Mission Control’s omnichannel communication system consolidates customer interactions across email, SMS, in-app messaging, automated calls, and recorded calls. Each flight is assigned a unique service ticket, consolidating and tracking all relevant communication for easy access by team members. This feature enhances service consistency, reduces response times, and improves the overall customer experience.

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

 Figure: Mission Control Aircraft Dashboard

5.Sales and Customer Engagement Tools: Mission Control includes built-in CRM tools for managing customer contacts, owner programs, and referral incentives. Through features like JetQuote and Pocket Sales Calculator, operators can provide instant quotes, generate contracts, and capture e-signatures. This suite of tools enables operators to deliver streamlined sales and service processes, enhancing customer engagement and conversion rates.

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

Mission Control Commercialization Strategy

With flyExclusive, a top Part 135 operator onboarded as the first third-party user, Mission Control has launched as a commercial solution for other operators. Our goal is to address widespread gaps in the aviation software market, offering a platform tailored to the unique requirements of Part 135 operators while leveraging our proven, scalable solution.

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

Operators have traditionally tried to sell these empty legs. However, successfully marketing these flights to traditional private aviation customers has been challenging, as they prioritize the flexibility of flying on their own schedules, rather than flying at a discount on pre-set routes and times generated from someone else’s flight schedule.

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

Vaunt uses a proprietary algorithm to determine waitlist priority, calculated using several variables, including but not limited to referrals, prior flight no-shows, and the length of time since your last Vaunt flight.

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

Parslee

Parslee is an enterprise AI platform. The platform's offerings include Parslee Core, an LLM-based product featuring Parslee's orchestration-layer Knowledge Base, which provides customer-specific context to large language models, with Microsoft 365 integrations for calendar and email. The platform also includes domain-specific AI Employees, LLM-enabled agents which execute workflows and manage multi-step business processes within Microsoft 365 enterprise environments. Organizational Document Intelligence, a structured deterministic preprocessing layer for complex documents such as contracts and regulatory filings, is available as an optional platform enhancement. All current Parslee products are in beta. Parslee entered its first paying pilot programs with external customers in the third quarter of 2025.

Key features of Parslee include:

•Parslee Core – LLM-based product with Knowledge Base context layer and Microsoft 365 calendar and email integration.

•AI Employees – domain-specific task capabilities, autonomous execution of approved workflows, and multi-step process management within enterprise environments.

•Knowledge Base – per-customer contextual data layer for large language models, managed within Parslee's orchestration layer.

•Enterprise Integration – supports Microsoft 365 including SharePoint, OneDrive, Outlook, Teams, and Microsoft applications such as Word, Excel, and Planner.

•Organizational Document Intelligence (optional) – structured preprocessing of complex documents for use with large language models, with tracking of result origins for compliance purposes.
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
Certain of our products, including Parslee, transmit customer data to third-party large language model providers for processing. We rely on contractual and technical safeguards to protect customer data in connection with these services, and we select providers whose data handling practices are consistent with applicable privacy requirements. However, our ability to protect such data is dependent in part on the practices and policies of these third-party providers.
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

Employees

Our employees are central to our and our customers’ success. As of March 3, 2026, we have 13 full time employees and no part-time employees. All full-time employees are located within the United States and fulfill a range of roles in corporate functions.

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
Intellectual Property
Safeguarding our proprietary technology and other intellectual property is important for our business. We employ a combination of strategies, including trademarks, contractual commitments and security procedures to protect our intellectual property. We require our employees and relevant consultants to sign confidentiality agreements and certain third parties to sign nondisclosure agreements. We routinely evaluate our technology development initiatives and branding strategy to identify potential new intellectual property. We have U.S. trademarks for “Volato” and “Vaunt” word marks and the Dragonfly design mark. We have a pending U.S. trademark application for the “Parslee” word mark.
Presently, we own the Internet domains “flyvolato.com”, “flyvaunt.com”, and “Parslee.ai”. The regulation of domain names in the United States is subject to change, and regulatory authorities may create additional top-level domains, appoint additional domain name registrars, or change the prerequisites for holding domain names. As a result, we may not be able to acquire or maintain all domain names that incorporate the name “Volato”, “Vaunt” or “Parslee” or are otherwise relevant to or descriptive of our business.
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

Legal Proceedings
From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

AVAILABLE INFORMATION

Our Internet address is www.flyvolato.com. At our Investor Relations website, www.ir.flyvolato.com, we make available free of charge a variety of information for investors. The information on our websites is not, and shall not be deemed to be, part of this Annual Report or incorporated into any other filings we make with the SEC, except as expressly set forth by specific reference in any such filings. All website addresses in this Annual Report are intended to be inactive textual references only.

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
In addition to our website, the public may read or copy any document we file with the SEC at the SEC’s website, www.sec.gov (File No. 001-41104). The information found on our websites is not part of, or incorporated by reference into, this or any other report we file with, or furnish to, the SEC. In addition to these channels, we use social media to communicate to the public. It is possible that the information we post on social media could be deemed to be material to investors. We encourage investors, the media, and others interested in Volato to review the information we post on the social media channels listed on our Investor Relations website.

ITEM 1A. RISK FACTORS
Unless the context otherwise requires, all references in this subsection to “we” and “our” refers to the business of Volato Group and our consolidated subsidiaries. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on the business, financial condition, results of operations, cash flows and future prospects of Volato, in which event the market price of the Common Stock of Volato Group could decline, and you could lose part or all of your investment.

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

We have experienced significant net losses since our inception and, given our limited operating history, we may experience continuing net losses for the foreseeable future and may never become profitable (as determined by U.S. Generally Accepted Accounting Principles (“GAAP”) or otherwise). We may not accurately anticipate how quickly we might use our funds and whether such funds are sufficient to bring the business to profitability and pay our liabilities. Even if we achieve profitability, we cannot be certain that we will be able to sustain or increase profitability. To achieve and sustain profitability, we must accomplish numerous objectives, including broadening and stabilizing our sources of revenue and increasing the number of customers that utilize our services. Accomplishing these objectives may require significant capital investments. We cannot assure you that we will be able to achieve these objectives.

The Company may not be able to continue to operate its business if it is not successful in securing additional sources of capital and, as a result, may not be able to continue as a going concern.

The Company is dependent on funds from its operations, proceeds from its financing arrangements and additional fundraising in order to sustain its ongoing operations. The Company has suffered recurring losses from operations and has a significant accumulated deficit. As a result of these recurring losses from operations, negative cash flows from operating activities and the need for additional capital there is substantial doubt of the Company’s ability to continue as a going concern. Therefore, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern in its report on the Company’s audited financial statements for the year ended December 31, 2025. The financial statements have been prepared in accordance with GAAP, which contemplate that the Company will continue to operate as a going concern. The Company’s financial statements do not contain any adjustments that might result if it is unable to continue as a going concern. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. In such circumstances, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products, seek alternative financing arrangements, declare bankruptcy or terminate its operations entirely.

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

Any of these factors that cause the demand for private aviation services to decline may also result in delays that could reduce the attractiveness of private air charter travel versus other means of transportation, particularly for shorter distance travel. Delays could frustrate passengers, affecting our reputation and potentially reducing demand for our services as a result of flight cancellations and increased costs. We may also experience decreased demand, as well as a loss of reputation, in the event of an accident involving an aircraft booked through our platform or any actual or alleged misuse of our platform or aircraft booked through our platform by customers in violation of law. Any of the foregoing circumstances or events which reduced the demand for private jet charters could negatively impact the Company’s ability to establish its business and achieve profitability. If we are unable to generate demand or there is a future shift in consumer spending away from private aviation services, our business, financial condition, and results of operations could be adversely affected.

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

In the event that the Company’s business expands domestically or internationally, its effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect the Company’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction, and (d) pre-tax operating results of the Company’s business.

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

Our aviation business is dependent on third-party operators to provide flights for our customers. If third-party operators’ flights, which are required to serve a substantial portion of our business, are not available or do not perform adequately, our costs may increase and our business, financial condition, and results of operations could be adversely affected.

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

Our business is characterized by changing technology, introductions and enhancements of models of aircraft and services, and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market, and integrate new services and to accommodate the latest technological advances and customer preferences. In addition, the introduction of new technologies or services that compete with our products and services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition, and results of operations could suffer.

Our Parslee platform depends on third-party artificial intelligence services, and our business could be adversely affected by changes in the availability, pricing, or performance of those services.

Our Parslee platform relies on large language model APIs provided by third-party vendors, including Microsoft Azure OpenAI, to deliver its core functionality. We do not develop or operate our own large language models. As a result, our ability to deliver Parslee's products and services is dependent on the continued availability, reliability, and performance of these third-party services on commercially reasonable terms. These vendors may change their pricing, modify or discontinue their APIs, impose usage restrictions, degrade service quality, or experience outages, any of which could disrupt Parslee's functionality, increase our operating costs, or require us to identify and integrate alternative providers, which we may be unable to do in a timely manner or at all.
All customer data requiring LLM operations through Parslee is transmitted to these third-party large language model providers. Although we rely on contractual and technical safeguards to protect customer data, a security incident, data breach, or unauthorized use of customer data by a third-party provider could expose us to regulatory action, litigation, reputational harm, and loss of customer confidence. We do not control the data handling practices of these third-party providers, and their practices may change in ways that are inconsistent with our contractual commitments to our customers or with applicable law.

Large language models may generate inaccurate, incomplete, or misleading outputs. Parslee is designed for use in enterprise environments involving complex documents such as contracts and regulatory filings, where accuracy is important. If a customer relies on Parslee's output and that output contains errors attributable to the underlying language model, we could face claims of liability, loss of customers, or damage to our reputation, regardless of whether the error originated with our platform or the third-party model.

The regulatory landscape governing artificial intelligence is evolving rapidly at the federal, state, and international levels. A number of jurisdictions have enacted or proposed legislation addressing AI use in commercial settings, including requirements related to transparency, automated decision-making, data governance, and the use of personal information in AI systems. As our AI-related product offerings develop, we may become subject to additional or changing regulatory requirements. The costs of compliance, or our failure to comply, could have a material effect on our business, financial condition, and results of operations.

Parslee is in an early stage of commercial development, with all current products in beta. Parslee entered its first paying pilot programs in the third quarter of 2025. There is no assurance that Parslee will achieve broader commercial adoption or generate material revenue. Our ability to grow Parslee's business will depend on, among other things, our ability to retain and expand customer relationships, maintain reliable access to third-party AI services, and adapt to a rapidly changing competitive and regulatory environment.

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

We have and intend to continue to explore potential strategic acquisitions of assets and businesses, including partnerships or joint ventures with third parties. Our management has limited experience with acquiring and integrating acquired strategic assets and companies into our business, and there is no assurance that any future acquisitions will be successful. We may not be successful in identifying appropriate targets for transactions. In addition, we may not be able to continue the operational success of acquired businesses or successfully finance or integrate any assets or businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership, or joint venture may reduce our cash reserves, may negatively affect our earnings and financial performance, and, to the extent financed with the proceeds of debt, may increase our indebtedness, and, to the extent acquired or financed through equity issuance, dilute our current investors. We cannot ensure that any acquisition, partnership, or joint venture we make will not have a material adverse effect on our business, financial condition, and results of operations.

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

We may be required to recognize losses in the future due to, among other factors, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, unfavorable trends in historical or forecasted results of operations and cash flows, and an uncertain economic environment, as well as other uncertainties.

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

We are subject to the Telephone Consumer Protection Act and similar state laws in connection with our marketing activities, and noncompliance could result in significant financial exposure.

In connection with our marketing efforts, including those related to our Vaunt subscription program and other consumer-facing products and services, we engage in various outbound communications to prospective and existing customers, including telephone calls, text messages, and email campaigns. These activities are subject to the Telephone Consumer Protection Act of 1991, as amended (the “TCPA”), and its implementing regulations, as well as analogous state consumer protection statutes. The TCPA imposes significant restrictions on the use of autodialed and prerecorded telephone calls and text messages to wireless numbers, and requires prior express written consent for certain marketing communications. Violations of the TCPA may be enforced through private class action lawsuits and by the Federal Communications Commission and state attorneys general, with statutory damages ranging from $500 to $1,500 per violation. Because each unsolicited call or text message to a single recipient may constitute a separate violation, aggregate exposure in class action litigation can be substantial.

Although we have implemented policies and procedures designed to comply with the TCPA and similar laws, the legal landscape surrounding the TCPA continues to evolve, including ongoing judicial and regulatory developments regarding the definition of an "automatic telephone dialing system," the scope of consent requirements, and the FCC's one-to-one consent rules. There can be no assurance that our compliance measures, or those of third-party vendors conducting outreach on our behalf, will be deemed adequate under current or future interpretations of the law. To the extent any third-party vendor uses methods or contacts individuals in a manner that does not satisfy applicable consent requirements, we could face vicarious liability for such conduct. Any actual or alleged noncompliance with the TCPA or similar laws could result in costly litigation, significant settlement payments or judgments, reputational harm, and increased compliance costs, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Contractual Obligations

Our obligations in connection with our contractual obligations, including debt financing obligations, could impair our liquidity and thereby harm our business, results of operations, and financial condition.

We have significant debt financing obligations, and we may incur additional obligations as we expand our operations. The ability to timely pay our existing or future contractual obligations, including required payments under the Convertible Notes (as described below), will depend on the results of our operations, cash flow, liquidity, and ability to secure additional financing, which will in turn depend on, among other things, the success of our current business strategy, U.S. and global economic and political conditions, the availability and cost of financing, and other factors that may be beyond our control. If our liquidity is materially diminished, our cash flow available to fund our working capital requirements, debt service obligations, capital expenditures, and strategic initiatives may be materially and adversely affected, or we may not be able to realize the benefits of, or otherwise maintain, certain relationships with our business partners. We cannot be assured that our operations will generate sufficient cash flow to make any required payments, or that we will be able to obtain financing to make expenditures in pursuit of our strategic initiatives. The amount of our contractual obligations and timing of required payments could have a material adverse effect on our business, results of operations, and financial condition.

Agreements governing our debt obligations include financial and other covenants that provide limitations on our business and operations under certain circumstances, and failure to comply with any of the covenants in such agreements could adversely impact us.

Our financing agreements, including those in connection with the Convertible Notes (as defined below), and other financing agreements that we may enter into from time to time, contain certain affirmative, negative, and financial covenants, and other customary events of default. Certain covenants in our financing agreements are subject to important exceptions, qualifications, and cure rights, including, under limited circumstances, the requirement to provide additional collateral or prepay or redeem certain obligations. In addition, certain of our financing agreements are or may be cross-collateralized, such that an event of default or acceleration of indebtedness under one agreement could result in an event of default under other financing agreements. If we fail to comply with such covenants, if any other events of default occur for which no waiver or amendment is obtained, or if we are unable to timely refinance the debt obligations subject to such covenants or take other mitigating actions, the holders of our indebtedness could, among other things, declare outstanding amounts immediately due and payable and, subject to the terms of relevant financing agreements, repossess or foreclose on collateral, including certain of our aircraft or other assets used in our business. The acceleration of significant indebtedness or actions to repossess or foreclose on collateral may cause us to renegotiate, repay, or refinance the affected obligations, and there is no assurance that such efforts would be successful or on terms we deem attractive. In addition, any acceleration or actions to repossess or foreclose on collateral under our financing agreements could result in a downgrade of any credit ratings then applicable to us, which could result in additional events of default or limit our ability to obtain additional financing.

Stockholders may experience dilution of their ownership interest due to the issuance of additional shares of Common Stock upon the conversion of certain convertible notes, especially since the notes have fluctuating conversion rates that are set at a discount to market prices of our shares of Common Stock during the period immediately following conversion.

On December 4, 2024, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”), pursuant to which the Company has agreed to issue 10% original issue discount senior unsecured convertible promissory notes (“Convertible Notes”) in an aggregate original principal amount of up to $36,000,000, which are convertible into shares of the Company’s common stock. The closing of the first tranche was consummated on December 4, 2024, and the Company issued the initial Convertible Note for an aggregate original principal amount of $4,500,000. The closing of the second tranche was consummated on June 13, 2025, and the Company issued the second tranche Convertible Note for an aggregate original principal amount of $1,500,000. The closing of the third tranche was consummated on July 21, 2025, and the Company issued the third tranche Convertible Note for an aggregate original principal amount of $3,000,000. The closing of the fourth tranche was consummated on October 16, 2025, and the Company issued the fourth tranche Convertible Note for an aggregate original principal amount of $2,220,000. Issuances of additional Convertible Notes are subject to the terms and conditions of the Securities Purchase Agreement. The shares of Common Stock issuable upon full conversion of the Convertible Notes issued and issuable under the Securities Purchase Agreement would result in significant dilution to existing stockholders.

Risks Related to Ownership of Our Securities and Being a Public Company

If we are unable to comply with the continued listing requirements of the NYSE American, then our Common Stock will be delisted from the NYSE American.

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

In June 2024, the Company was notified by the NYSE American that the Company was not in compliance with NYSE American’s Minimum Stockholders’ Equity Requirements. The Company submitted its Compliance Plan on July 18, 2024, to the NYSE American outlining certain actions the Company has taken and will take to regain compliance with the Minimum Stockholders’ Equity Requirements by December 18, 2025. On September 5, 2024, NYSE American accepted the Compliance Plan and required quarterly updates from the Company on the progress that the Company has made regarding the Compliance Plan. NYSE American also granted the Company through December 18, 2025, to regain compliance with the Minimum Stockholders’ Equity Requirements. Until such date, the Company was subject to quarterly review by NYSE American to determine if the Company was making progress consistent with the Compliance Plan. If the Company did not regain compliance with the Minimum Stockholders’ Equity Requirements by December 18, 2025, or if the Company did not make sufficient progress consistent with its Compliance Plan, then the NYSE American could have initiated delisting proceedings to delist the Company’s Common Stock from the NYSE American.

On December 18, 2025, the Company received a letter from NYSE Regulation confirming which stated that the Company had regained compliance with all the NYSE American continued listing standards set forth in Part 10 of the Company Guide. Specifically, the Company resolved the continued listing deficiencies with respect to the Minimum Stockholders’ Equity Requirements. The Company will be subject to NYSE American’s normal continued listing monitoring. However, if the Company fails to comply with any of the continued listing requirements within one year of the date of the Compliance Notice, NYSE American will examine the relationship between the two incidents of noncompliance and re-evaluate the Company’s method of financial recovery from the first incident. As a result, NYSE American could, depending on the circumstances, truncate the compliance procedures described in the Company Guide, or immediately initiate delisting proceedings.

The Company is committed to maintaining compliance with the continued listing requirements. Although the Company believes it will be able to maintain compliance with such requirements, there can be no assurance that it will be able to maintain compliance.

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

The Company has identified material weaknesses in its internal control over financial reporting, which could, if not remediated, adversely affect its ability to report its financial condition and results of operations in a timely and accurate manner. If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. Additionally, it is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. These obligations are intended, among other things, to ensure that information required to be disclosed by us in filings with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive and financial officers. A failure to maintain adequate internal controls may adversely affect the Company’s ability to provide financial statements that accurately reflect its financial condition and report information on a timely basis. The Company has evaluated its internal control over financial reporting and determined that it was not effective as of December 31, 2025 and that material weaknesses existed as of that date, and the Company has also concluded that its disclosure controls and procedures were not effective as of December 31, 2025 due to material weaknesses in its internal control over financial reporting. See Item 9 – Controls and Procedures – Report of Management on Internal Control over Financial Reporting.

The Company has began, and will continue the process of remediating its identified material weakness. Management’s continuing evaluation and work to enhance the Company’s internal control over financial reporting has required and will continue to require the dedication of additional resources and management time and expense If the Company fails to maintain the effectiveness of its internal controls, including any failure to implement new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed, and the Company could fail to meet its financial reporting obligations, which in turn could affect the market price of the Company’s securities. In addition, perceptions of the Company among customers, lenders, investors, securities analysts and others could also be adversely affected. The current material weaknesses or any weaknesses or deficiencies identified in the future could also hurt confidence in the Company’s business and the accuracy and completeness of the Company’s financial statements, and adversely affect the Company’s ability to do business with these groups.

The Company can give no assurances that the remediation measures it has implemented and will begin implementing, or any future measures it may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise or be identified in the future due to the Company’s failure to implement and maintain effective internal control over financial reporting. In addition, even if the Company is successful in strengthening its controls and procedures, those controls and procedures may not be effective to prevent or identify irregularities or ensure the fair and accurate presentation of the Company’s financial statements included in its periodic reports filed with the SEC.

Issuances of our Common Stock in the future could dilute existing stockholders and adversely affect the market price of our Common Stock.

We have the authority to issue up to 200,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our Common Stock without shareholder approval, subject to certain limitations imposed by applicable stock exchange rules. In addition, during 2025 we put an at-the-market (“ATM”) program in place to allow us to sell up to $9,300,000 in shares of our Common Stock under that program from time to time. Future issuances of our securities could be at prices substantially below the price paid for our Common Stock by our current stockholders. Issuances of our Common Stock could result in dilution of the ownership interests of existing stockholders, which may further dilute common stock book value, and that dilution may be material.

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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management to the extent permitted, whether by our Certificate of Incorporation or merely as a function of Delaware law. Any provision of our Certificate of Incorporation, Delaware law, or otherwise that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

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

Because we became a publicly traded company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there was no independent third-party underwriter selling the shares of our common stock, and, accordingly, our stockholders did not have the benefit of an independent review and investigation of the type normally performed by an unaffiliated, independent underwriter in a public security offering. Due diligence reviews typically include an independent investigation of the background of the company, any advisors, and their respective affiliates, review of the offering documents and independent analysis of the plan of business and any underlying financial assumptions. Although PACI performed a due diligence review and investigation of Volato, Inc. in connection with the Business Combination, the lack of an independent due diligence review and investigation increases the risk of investment in us because PACI’s due diligence review and investigation may not have uncovered facts that would be important to a potential investor that may have been uncovered by a third-party investigation.

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

The amount of due diligence conducted by PACI and its advisors in connection with the Business Combination may not be as high as would have been undertaken by an underwriter in connection with an initial public offering of Volato, Inc. Accordingly, it is possible that defects in our business operations or problems with our management that would have been discovered if we had conducted an underwritten public offering were not discovered in connection with the Business Combination, which could adversely affect the market price of our common stock.

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
Members of senior leadership, including the Board, assess potential material risks to the business and the Company’s ability to meet strategic priorities, including risks from cybersecurity threats. The Company’s senior leadership receives updates from relevant functional heads or other subject matter specialists on these potential material risks as well as the processes or other steps being taken to manage or mitigate the risks. The senior leadership team includes senior leaders in areas of importance to Company priorities. The Company’s senior leadership assesses and prioritizes risk based on impact to shareholders, operations, and strategic priorities, among other factors. Members of senior leadership discuss enterprise risks and compliance programs with the Audit Committee of the Board. The Audit Committee makes reports to the Board, who also receive updates from members of senior management on material risks to the Company.

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

In 2023, we conducted an enterprise risk assessment that included an assessment of cybersecurity risk in context with other enterprise-level risks. For additional information regarding potential cybersecurity risks, see relevant business and operational risks under Item 1A, "Risk Factors", of this Annual Report.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

The Common Stock is listed on NYSE American under the symbol “SOAR”.

Holders

As of March 3, 2026, there were approximately 450 holders of record of Common Stock. Such number does not include beneficial owners holding shares of the Common Stock through nominees.
Dividend Policy
We have not paid any cash dividends on the Common Stock since inception. We currently intend to retain any future earnings and do not expect to pay any cash dividends in the foreseeable future. Our ability to pay dividends on the Common Stock could be restricted by the terms of any agreement governing other indebtedness we may incur. Any future determination to declare dividends will be made at the discretion of the Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the Board may deem relevant.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the year ended December 31, 2025 which were not previously reported in a Current Report on Form 8-K filed by the Company with the SEC.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” section and elsewhere in this Annual Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Volato Group, Inc.
Overview of Our Business
Our historical mission has been to provide our customers more time for the rest of their lives by providing convenient and high-quality travel by using the right aircraft for the mission and by developing proprietary technology designed to make the travel experience more seamless. Our revenue is generated through airplane sales and software-as-a-service subscriptions.
In September 2024, we entered into an agreement with flyExclusive, a leading provider of private jet charter services, to transition our aircraft ownership program fleet operations to flyExclusive. This move was intended to bring substantial cost savings and provide Volato with the opportunity to focus on what it believes to be its high-growth areas, including aircraft sales and products and services utilizing our proprietary software. Volato sought to benefit from the margins on aircraft sales without the burden of operational costs, while also generating revenue from its proprietary software, including the Vaunt platform, Volato’s empty leg consumer app. In the fourth quarter of 2024, we transferred the aircraft lease agreements to flyExclusive and have no further obligations under the aircraft lease agreements or control over such flight operations. Items related to our aircraft ownership program fleet operations are now included in discontinued operations.
Financial highlights for the twelve months ended December 31, 2025 include:
•We generated total revenue of $78.6 million, an increase of $39.5 million, or 101%, compared to the year ended December 31, 2024, primarily related to an increase in aircraft sales as we took delivery of three Gulfstream G280’s in 2025 (whereas we took delivery of one aircraft in 2024).
•Operating income was $4.0 million compared to an operating loss of $8.6 million in 2024. Operating income was primarily the result of cost reductions implemented during 2024 that continued during 2025 together with the sale of three Gulfstream G280s during 2025.
•Net income was $5.2 million compared to a net loss of $40.6 million in 2024. Net income in 2025 was primarily the result of settlements of member deposits, insider deposits and liabilities at a gain, that are reflected as “Other income, net” or “Net income from discontinued operations, net of taxes” in the statements of operations.

Recent Developments

On July 28, 2025, the Company entered into the Merger Agreement with Merger Sub and M2i, pursuant to which Merger Sub will merge with and into M2i, with M2i surviving the Merger as a wholly-owned subsidiary of Volato. The Merger is subject to approval by the Company’s stockholders and various other customary closing conditions. M2i’s business focuses on providing its partners with access to turnkey solutions, facilitating expanded business opportunities, securing offtake agreements, influencing strategic government policy, and engaging with aligned organizations and laboratories. M2i specializes in the development and execution of a complete global value supply chain for critical minerals, including the creation of a private critical minerals reserve. Upon consummation of the Merger it is currently expected that M2i’s stockholders will own approximately 85% of the combined company.

In July 2025, the Company began development of an enterprise AI “Artificial Intelligence” platform that deploys autonomous agents within Microsoft 365 environments to automate workflows, synthesize information across systems, and execute multi-step business processes; the platform includes optional deterministic document processing capabilities for applications requiring enhanced reliability and auditability, such as contract analysis and regulatory filings.

On October 16, 2025, pursuant to the Securities Purchase Agreement the Company issued a fourth tranche Convertible Note in the principal amount of $2.2 million for a purchase price of $2.0 million, representing an original issue discount of ten percent (10%). The Convertible Note matures on October 16, 2026.

On October 1, 2025, the Company entered into a Fourth Amendment (the “Amendment”) to Aircraft Management Services Agreement (as amended the “Agreement”) with flyExclusive to bring the Agreement in line with Company’s anticipated shift in operations, new business directives, and to better accommodate the proposed Merger with M2i. The Amendment served to, (i) modify the term of the Agreement; (ii) grant flyExclusive, subject to certain terms and conditions, the right to purchase certain aviation-related assets from the Company and assume certain obligations of the Company (the “flyExclusive Asset Option”); (iii) grant the Company, subject to certain terms and conditions, the right to sell certain aviation-related assets to flyExclusive and assign certain obligations of the Company to flyExclusive (the “Company Asset Option,” and collectively with the flyExclusive Asset Option, the “Asset Options”); (iv) obligate flyExclusive to pay the Company $100,000 upon execution of the Amendment as settlement of net payables owed by flyExclusive to the Company under the terms of the Agreement (the “Net Payables Obligation”); and (v) modify the material terms of flyExclusive’s right to cause the Company to merge with and into a wholly owned subsidiary of flyExclusive (the “flyExclusive Merger Option”), including that the flyExclusive Merger Option is to be only exercisable in the event that the Company and M2i terminate the Merger Agreement. The purchase price for the Asset Options and the Net Payables Obligations may be paid by flyExclusive in cash or shares of flyExclusive Class A common stock, at the sole discretion of flyExclusive. flyExclusive elected to pay the Net Payables Obligation by issuing the Company 20,576 shares of Class A common stock.

As consideration for the execution of the Amendment, flyExclusive agreed to pay $2,000,000 to the Company, in cash or shares of flyExclusive Class A common stock, in exchange for the right to receive either (i) the net proceeds that the Company receives from the sale of a certain G280 aircraft, which is expected to be delivered to the Company pursuant to an existing agreement (the “G280 Agreement”) with Gulfstream Aerospace Corporation (“Gulfstream”), or (ii) if, and only if, Gulfstream provides written consent, assignment of the G280 Agreement from the Company to flyExclusive subject to the execution of an asset purchase agreement relating solely to the transfer of the G280 Agreement. flyExclusive elected to pay all of the $2,000,000 in shares of its Class A common stock and issued an aggregate of 411,523 shares of its Class A common stock to the Company.

On March 6, 2026, the Company signed amendment number five to the Agreement with flyExclusive, pursuant to which the Company sold certain unused intellectual property assets for $1.3 million payable in cash or shares of flyExclusive’s Class A common stock. Such assets represent a portion of the total assets which were anticipated to be sold under one of the Asset Options as described above. Following the sale of the intellectual property assets pursuant to the fifth amendment, there is $700,000 in remaining assets that may be sold to flyExclusive under the terms of the Agreement, as amended.

On December 16, 2025 the Company announced a stock dividend of shares of flyExclusive stock to Volato shareholders of record as of December 26, 2025. The dividend was effected in January 2026.

Key Factors Affecting Results of Operations

We believe that the below key factors have affected our financial condition and results of operations and may continue to have a significant effect. In addition, upon closing the Merger our financial condition and results of operations will be impacted by those of M2i and its industry.
Airplane Sales

During 2024, we took delivery of one Gulfstream G280 aircraft, which was delivered and sold to a third party in the third quarter of 2024. In January 2025, we took delivery of one Gulfstream G280 aircraft, which was delivered and sold to a third party in February 2025. In April 2025, we took delivery of one Gulfstream G280 aircraft, which was delivered and sold to a third party in June 2025. We took delivery of the fourth Gulfstream G280 in October 2025 and sold to a third party in December 2025. We do not expect to take delivery of additional aircraft in 2026.

Costs and Expense Management
In 2022 and 2023, we invested in the core business systems, processes and people required to safely operate a growing, publicly traded private aviation company. In September 2024, we entered into an agreement with flyExclusive to transition our fleet operations to flyExclusive. This move resulted in substantial cost savings and provided us with the opportunity to focus on what we believe to be our high-growth areas, including aircraft sales and proprietary software. We have benefited from the margins on aircraft sales without the burden of operational costs, while also generating revenue from our proprietary software, including the Vaunt platform, our empty leg consumer app.
Economic Conditions
The private aviation industry is volatile and affected by economic cycles and trends. Our financial performance is susceptible to economically driven changes in demand for our Vaunt platform. Historically, our cost structure and private aviation demand levels had been greatly impacted by the price of jet fuel, pilot salaries and availability, changes in government regulations, consumer confidence, safety concerns, and other factors.

Results of Operations
Comparison of twelve months ended December 31, 2025 and 2024
The following table sets forth our results of operations for the twelve months ended December 31, 2025 and 2024 (in thousands, except percentages):

	Twelve Months Ended December 31,		Change In
	2025	2024	$	%
Revenue	$78,559	$39,064	$39,495	101%

Costs and expenses:
Cost of revenue	63,871	32,181	31,690	98%
Selling, general and administrative	10,728	15,506	(4,778)	(31)%
Total costs and expenses	74,599	47,687	26,912	56%

Operating income (loss)	3,960	(8,623)	12,583	(146)%

Other income (expenses):
Other income, net	10,139	212	9,927	N/M
Other expense	(6,116)	—	(6,116)	N/M
Loss from change in fair value of financial instruments	(2,074)	(2,983)	909	(30)%
Loss on extinguishment of debt	—	(2,804)	2,804	N/M
Interest expense, net	(4,848)	(7,493)	2,645	(35)%
Other income (expenses), net	(2,899)	(13,068)	10,169	(78)%

Income (loss) before provision for income taxes and discontinued operations	1,061	(21,691)	22,752	(105)%
Provision for (benefit from) incomes taxes	207	(507)	714	N/M
Net income (loss) from continuing operations	854	(21,184)	22,038	(104)%
Net income (loss) from discontinued operations, net of taxes	4,319	(19,461)	23,780	(122)%
Net income (loss)	$5,173	$(40,645)	$45,818	(113)%
N/M - the percentage change is not meaningful

Revenue
Revenue consists of the following (in thousands, except percentages):

	Twelve Months Ended December 31,		Change In
	2025	2024	$	%
Aircraft sales	$77,100	$38,150	$38,950	102%
Subscription	1,459	914	545	60%
Total	$78,559	$39,064	$39,495	101%

Revenue increased by $39.5 for the twelve months ended December 31, 2025, compared to the twelve months ended December 31, 2024. The increase in revenue was the result of an increase in aircraft sales of $39.0 million, as we took delivery of three aircraft during the year, and an increase in subscription based revenue of $0.5 million during the twelve months ended December 31, 2025 compared to the prior year period. The increase in subscription based revenues is attributable to our Vaunt platform which began to generate revenue during the 2024 fiscal year and continuing throughout 2025.
Cost of Revenue
Cost of revenue comprises expenses tied to the associated revenue streams: aircraft sales and subscription based revenue. Aircraft sales cost of revenue is the purchase price of the aircraft. Subscription cost include costs we incur related to our proprietary software, the Vaunt platform.
Cost of revenue consists of the following (in thousands, except percentages):

	Twelve Months Ended December 31,		Change In
	2025	2024	$	%
Aircraft sales	$63,365	$32,037	$31,328	98%
Subscription	506	145	361	249%
Total	$63,871	$32,182	$31,689	98%

Cost of revenue increased by $31.7 million for the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024. The increase in cost of revenue was primarily a result of an increase in aircraft sales as we purchased and took delivery of three aircraft during the twelve months ended December 31, 2025.
Selling, general and administrative
Selling, general and administrative expenses decreased by $4.8 million for the twelve months ended December 31, 2025, compared to the twelve months ended December 31, 2024. The decrease in selling, general and administrative is primarily related to the cost savings initiatives implemented during 2024 and that continued through 2025.
Loss on change in fair value of financial instruments

For the twelve months ended December 31, 2025, the loss on change in fair value of financial instruments relates to the fair value adjustments on the 2024 Convertible Notes resulting in a non-cash loss of $1.5 million. The loss also includes a loss on the Investment in M2i share exchange of $0.9 million, a loss on the Investment of flyExclusive of $41 thousand offset by a gain on the fair value of the aviation asset of $0.3 million for the twelve months ended December 31, 2025.

For the twelve months ended December 31, 2024, the loss on change in fair value of $3.0 million was the result of the fair value adjustment on the Forward Purchase Agreement (as defined below). In July 2024, the Forward Purchase Agreement was terminated.

Interest Expense, Net
Interest expense, net primarily consists of interest related to our aircraft brokerage and services agreement with OgaraJets LLC and the pre-delivery payment agreement with SAC Leasing G280 LLC. Both agreements were terminated in 2025. Interest expense was offset by interest income on the note receivable related to our sale of GC Aviation, Inc. in March 2025.

Interest expense, net decreased $2.6 million during the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024 primarily as a result of the interest related to the pre-delivery payment agreement with SAC Leasing G280 LLC in 2024.
Liquidity and Capital Resources
Overview

Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of stock, borrowings under our credit facilities, and proceeds from sales of debt and equity securities. We additionally generate revenue through aircraft sales and sales subscriptions to our software application. As of December 31, 2025, we had $4.7 million of cash and cash equivalents.

Our primary needs for liquidity are to fund working capital, debt service requirements, and for general corporate purposes.
We believe the primary factors that could affect our liquidity include whether the closing conditions under the Securities Purchase Agreement are met (or waived) such that we are able to issue one or more additional convertible notes under that arrangement, our ability to raise additional funds on favorable terms, the timing and extent of spending on software development and other growth initiatives, our ability to manage our expense, and overall economic conditions. To the extent that our current liquidity is insufficient to fund future activities, we will need to raise additional capital. We may attempt to raise additional capital through the sale of equity securities, through debt financing arrangements, or both. Raising additional capital by issuing equity securities will dilute the ownership of existing stockholders. The occurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In the event that additional capital is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Except for our 2025 fiscal year, we have historically incurred negative cash flows from operating activities and significant losses from operations. Management believes that its current cash position, along with proceeds from future debt and/or equity financings, when combined with prudent expense management, will allow the Company to continue as a going concern and to fund its operations for at least one year from the date of this Annual Report. There are no assurances, however, that management will be able to raise capital or debt on terms acceptable to the Company. If the Company is unable to obtain sufficient additional capital or debt on terms acceptable to the Company, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition, and operating results. These above matters raise substantial doubt about the Company's ability to continue as a going concern.
Cash Flows
The following table summarizes our cash flows for the twelve months ended December 31, 2025, and 2024 (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$3,492	$(16,919)
Net cash used in investing activities	(8,076)	(115)
Net cash provided by financing activities	5,282	4,311
Net increase (decrease) in cash and restricted cash	$698	$(12,723)

Cash Flow from Operating Activities
Net cash used in operating activities for the twelve months ended December 31, 2025 was $3.5 million. The cash outflow from operating activities consisted of our net income of $5.2 million, non-cash items of $0.4 million, and a change in net operating assets and liabilities of $7.8 million. The change in net operating assets and liabilities was primarily a result of a decrease in prepaid and other current assets of $0.5 million, a decrease in accounts payable and accrued liabilities of $0.1 million offset by a decrease in deposits of $8.2 million and an increase in contract assets of $0.6 million. The change in net assets and liabilities for discontinued operations for the twelve months ended December 31, 2025 was $9.1 million.
Net cash used in operating activities for the twelve months ended December 31, 2024 was $16.9 million. The cash outflow from operating activities consisted of our net loss of $40.6 million, non-cash items of $6.8 million and a change in net operating assets and liabilities of $17.0 million. The increase in net operating assets and liabilities was primarily as a result of an increase in customer deposits and deferred revenue of $9.1 million, a decrease in aircraft deposits of $4.3 million and an increase in accounts payable and accrued liabilities of $2.8 million. The change in net assets and liabilities for discontinued operations for the twelve months ended December 31, 2024 was $100 thousand.

Cash Flow from Investing Activities
Net cash used in investing activities for the twelve months ended December 31, 2025 was $8.1 million. The cash flow from investing activities consisted of the payoff of the G280 liability issued for the flyExclusive investment, the purchase of property and equipment, offset by the sale of property and equipment.
Net cash used in investing activities for the twelve months ended December 31, 2024 was $115 thousand. The cash flow from investing activities consisted primarily of the purchase of property and equipment.
Cash Flow from Financing Activities
Net cash provided by financing activities for the twelve months ended December 31, 2025 was $5.3 million. Cash flow provided by financing activities consisted of the proceeds from the issuance of convertible promissory notes totaling $6.0 million (as described in Notes 10) and $0.5 million from the proceeds of common stock issued in our at-the-market offering program, offset by the repayment on loans of $1.1 million.
Net cash used in financing activities for the twelve months ended December 31, 2024 was $4.3 million. Cash flow from financing activities consisted of proceeds of $8.1 million from the issuance of the term loan described in Note 11 and a convertible note. This was offset by the payments on debt of $3.9 million. The cash used in financing from discontinued operations was $0.1 million for the twelve months ended December 31, 2024.
Sources of Liquidity

To date, we have financed our operations primarily as a result of the 2023 business combination, sales of preferred stock, borrowings of long-term and short-term debt, loans and convertible notes. As of December 31, 2025, we had negative working capital of approximately $3.9 million and our primary source of liquidity was cash totaling $4.7 million. Based on our recent trends, we expect to fund our operations in 2026 from our cash on hand, cash from operations, one or more sales of convertible promissory notes in accordance with the Securities Purchase Agreement described in Note 2 and Note 10 to our unaudited financial statements in this Annual Report and potentially additional sales of equity or debt securities (including potential sales of common stock in our at-the-market sales program described below and elsewhere in this Annual report). The Company believes it has the ability to generate and obtain enough cash to meet its obligations for the next 12 months.

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

On December 5, 2025, the Company entered into an Equity Distribution Agreement with Virtu Americas LLC (the “Agent”), pursuant to which the Agent will act as the Company’s sole sales agent or principal with respect to the offer and sale from time-to-time of shares of the Company’s Class A Common Stock, having an aggregate gross sales price of an aggregate of up to $9.3 million.
Contractual Obligations and Commitments
Our principal contractual commitments consist of obligations under our convertible promissory notes and operating leases.
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
5.Recognize revenue when or as the entity satisfies a performance obligation.

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
JOBS Act

We are an “emerging growth company” as defined in the JOBS Act. The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The Company’s financial statements have not been impacted by the JOBS Act as of December 31, 2025.

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
ITEM 8. FINANCIAL STATEMENTS
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
VOLATO GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Volato Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Volato Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the December 31, 2024 consolidated financial statements to retrospectively apply the adjustments to the reporting of discontinued operations related to GC Aviation, Inc. for the year ended December 31, 2024, as described in Notes 2 and 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the December 31, 2024 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2024 consolidated financial statements taken as a whole.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit and a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Elliott Davis, PLLC

We have served as the Company’s auditor since 2025.
Elliott Davis
Charlotte, North Carolina
March 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Volato Group, Inc.
Opinion on the Financial Statements

We have audited, before the effects of the adjustments to apply the accounting for discontinued operations of GC Aviation, Inc. described in Note 3, the accompanying consolidated balance sheets of Volato Group, Inc. and Subsidiaries (the Company) as of December 31, 2024, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). The 2024 consolidated financial statements before the effects of the adjustments for discontinued operations of GC Aviation, Inc. discussed in Note 3 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to apply the accounting for discontinued operations of GC Aviation, Inc. described in Note 3, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We were not engaged to audit, review, or apply any procedures to adjustments to apply the accounting for discontinued operations of GC Aviation, Inc. described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Elliott Davis, PLLC.
We have served as the Company’s auditor since 2022.
Rose, Snyder & Jacobs LLP

We served as the Company’s auditor from 2022 to 2025.

Encino, California

March 31, 2025

VOLATO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$4,698	$2,161
Restricted cash	—	1,839
Accounts receivable, net	101	2
Contract assets, net	636	—
Deposits	70	36,000
Note receivable, current	206	—
Investment in M2i	1,197	—
Investment in flyExclusive	1,739	—
Aviation asset option	324	—
Prepaid expenses and other current assets	572	1,031
Current assets - discontinued operations	267	2,281
Total current assets	9,810	43,314

Property and equipment, net	323	680
Operating lease, right-of-use assets	128	167
Deposits	—	300
Note receivable, non-current	1,693	—
Non-current assets - discontinued operations	—	1,838
Total assets	$11,954	$46,299

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,394	$5,452
Dividend payable	1,637	—
Convertible notes, net	4,230	4,050
Operating lease liability	43	39
Credit facility and other loans	—	28,855
Customer deposits and deferred revenue	2,823	11,386
Current liabilities - discontinued operations	1,591	12,418
Total current liabilities	13,718	62,200

Operating lease liability, non-current	85	128
Non-current liabilities - discontinued operations	—	305
Total liabilities	$13,803	$62,633

COMMITMENTS AND CONTINGENCIES (Note 15)

Shareholders’ deficit:
Common Stock Class A, $0.0001 par value; 200,000,000 authorized; 9,510,784 and 1,843,852 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$5	$5
Additional paid-in capital	98,917	87,968
Accumulated deficit	(100,771)	(104,307)
Total shareholders’ deficit	(1,849)	(16,334)
Total liabilities and shareholders’ equity	$11,954	$46,299
The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)

	Twelve Months Ended December 31,
	2025	2024
Revenue	$78,559	$39,064

Costs and expenses:
Cost of revenue	63,871	32,181
Selling, general and administrative	10,728	15,506
Total costs and expenses	74,599	47,687

Operating income (loss)	3,960	(8,623)

Other income (expenses):
Other income, net	10,139	212
Other expense	(6,116)	—
Loss from change in fair value of financial instruments	(2,074)	(2,983)
Loss on extinguishment of debt	—	(2,804)
Interest expense, net	(4,848)	(7,493)
Other income (expenses), net	(2,899)	(13,068)

Income (loss) before provision for income taxes and discontinued operations	1,061	(21,691)
Provision for (benefit from) incomes taxes	207	(507)
Net income (loss) from continuing operations	854	(21,184)
Net income (loss) from discontinued operations, net of taxes	4,319	(19,461)
Net income (loss)	$5,173	$(40,645)

Basic and diluted net loss per share:
Net income (loss) per share from continuing operations, basic	$0.19	$(12.73)
Net income (loss) per share from continuing operations, diluted	$0.19	$(12.73)
Net income (loss) per share from discontinued operations, basic	$0.98	$(11.69)
Net income (loss) per share from discontinued operations, diluted	$0.98	$(11.69)
Net income (loss) per share, basic	$1.18	$(24.42)
Net income (loss) per share, diluted	$1.18	$(24.42)

Weighted average common shares outstanding:
Basic	4,386,829	1,664,502
Diluted	4,386,829	1,664,502

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except shares)

	Class A Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2023, as adjusted	1,121,738	$3	$78,410	$(63,662)	$14,751
Stock-based compensation	—	—	211	—	211
Exercise of stock options	34,052	—	94	—	94
Issuance of common stock	639,720	2	5,003	—	5,005
Common stock and warrant reclass from in-kind liability to APIC	48,342	—	4,250	—	4,250
Net loss	—	—	—	(40,645)	(40,645)
Balance as of December 31, 2024	1,843,852	$5	$87,968	$(104,307)	$(16,334)
Stock-based compensation	—	—	605	—	605
Issuance of common stock	7,666,932	—	10,344	—	10,344
Dividends payable	—	—	—	(1,637)	(1,637)
Net income	—	—	—	5,173	5,173
Balance at December 31, 2025	9,510,784	$5	$98,917	$(100,771)	$(1,849)
The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Twelve Months Ended December 31,
	2025	2024
Operating activities:
Net income (loss) from continuing operations	$854	$(21,184)
Net income (loss) from discontinued operations	4,319	(19,461)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss on G280 option from flyExclusive amendment	6,116	—
Depreciation and amortization expense	297	341
Non-monetary exchange	238	—
Stock compensation expense	605	211
Loss (gain) from sale of property and equipment	6	(2)
Loss on extinguishment of debt	—	2,804
Loss on impairment of intangible assets	—	130
Loss from sale of consolidated entity	35	—
Gain on settlement of liabilities	(10,049)
Amortization right-of-use asset	39	34
Amortization of debt discount	283	301
Change in fair value forward purchase agreement	—	2,983
Change in fair value of convertible notes	1,488	—
Loss on investment in M2i	869	—
Loss on investment in flyExclusive	41	—
Gain on aviation asset option	(324)	—
Changes in assets and liabilities:
Accounts receivable	(199)	—
Contract assets, net	(636)	—
Prepaid and other current assets	459	751
Deposits	8,237	4,325
Account payable and accrued liabilities	(110)	2,845
Operating lease liability	—	(34)
Customers’ deposits and deferred revenue	38	9,137
Net cash provided by operating activities from continuing operations	8,287	2,642
Net cash used in operating activities from discontinued operations	(4,795)	(19,561)
Net cash provided by (used in) operating activities	3,492	(16,919)
Investing activities:
Payoff of liability issued for flyExclusive investment	(7,796)
Cash payment for property and equipment	(211)	(145)
Proceeds from the sale of property and equipment	30	33
Interests on Note receivable	(99)	—
Cash used in investing activities - discontinued operations	—	(3)
Net cash used in investing activities	(8,076)	(115)
Financing activities:
Principal payment on lease obligations	(39)	—
Repayments of lines of credit	—	(1,000)
Proceeds from issuance of term loan	—	4,000
Proceeds from issuance of convertible notes, net	6,048	4,050

Proceeds from issuance of shares under at-the-market sales plan	463
Costs of share issuance	(66)	—
Repayment on loans	(1,124)	(2,928)
Proceeds from exercise of stock options	—	94
Cash provided by financing activities - discontinued operations	—	95
Net cash provided by financing activities	5,282	4,311
Net increase (decrease) in cash	698	(12,723)
Cash and restricted cash, beginning of period	4,000	16,723
Cash and restricted cash, end of period	$4,698	$4,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$989	$5,640
Cash paid for income taxes	$497	$—
Non-Cash Investing and Financing Activities:
Note receivable from sale of GC Aviation, Inc.	$1,800	$—
Non-cash interest	$3,981	$—
Credit facility for the aircraft deposits	$(28,500)	$—
In-kind dividend payable	$1,637	$—
Issuance of shares for convertible notes	$7,356	$—
Investment in M2i - share exchange	$(2,065)	$—
Investment in flyExclusive	$(1,780)	$—
Liability issued for flyExclusive investment	$7,796	$—
Financing for aircraft purchase	$55,861	$—
Settlement on liability for aircraft purchase	$(55,950)	$—
Financed deposits on aircraft	$28,500	$—
Issuance of shares in exchange for debt reduction	$523	$—
Release of receivable via investment in flyExclusive	$100
Initial recognition of right-of-use asset	$—	$201

The accompanying notes are an integral part of these consolidated financial statements.

VOLATO GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Volato Group, Inc. (“we”, “us”, “the Company”, or “Volato”) is a holding company for several wholly owned subsidiaries, including Volato, Inc., Fly Vaunt, LLC, Gulf Coast Aviation, LLC (f/k/a Gulf Coast Aviation, Inc.), Volato Merger Subsidiary, Inc., and Parslee, LLC. The Company’s primary operating subsidiary was founded in 2021. That year, the Company entered the private jet charter and fractional ownership market with its Part 135 HondaJet ownership program, taking delivery of its first jet in August 2021 and completing its first Part 135 charter flight in October of 2021. In March 2022, the Company acquired Gulf Coast Aviation, Inc. (n/k/a Gulf Coast Aviation, LLC), owner of G C Aviation, Inc., a Texas entity and Part 135 air carrier certificate holder. In March 2022, the Company placed orders for four Gulfstream G280s for delivery in 2024 and 2025. In September 2022, the Company started internal development on its full suite Flight Management Software platform Mission Control, and in the fourth quarter of 2023 the Company commercially launched Vaunt, our proprietary consumer facing empty leg platform.
In September 2024, the Company entered into an agreement with flyExclusive, Inc., (“flyExclusive”) a leading provider of private jet charter services, to transition the management of its aircraft ownership fleet operations to flyExclusive. This move was intended to bring substantial cost savings and allow Volato to focus on its potential high-growth areas, including aircraft sales and proprietary software products. The Company has continued to take delivery of new aircraft and also generate revenue from its proprietary software, including the Vaunt platform, its empty leg consumer app. In the fourth quarter of 2024, we transferred our aircraft lease agreements to flyExclusive and have no further obligations under the aircraft lease agreements or control over flight operations. The Company has retained insider card liabilities of $0.3 million that is included in discontinued operations as of December 31, 2025.

On February 24, 2025, the Company effected a reverse stock split of its issued and outstanding Class A common stock (also referred to as “common stock” in this Annual Report), at a ratio of 1-for-25 (the “Reverse Stock Split”) with no change in par value. All share amounts have been retroactively adjusted to account for the split as if it occurred at inception.

On March 20, 2025, the Company sold its former subsidiary GC Aviation, Inc., which holds the FAA Part 135 certificate for $2.0 million, of which $1.8 million was a note receivable.

On July 28, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Volato Merger Subsidiary, Inc., a Nevada corporation and wholly-owned subsidiary of Volato (“Merger Sub”), and M2i Global, Inc., a Nevada corporation (“M2i”), pursuant to which Merger Sub will merge with and into M2i, with M2i surviving the merger as a wholly-owned subsidiary of Volato (together with all other transactions contemplated by the Merger Agreement, the “Merger”). The Merger is subject to approval by the Company’s stockholders and other customary closing conditions. Upon consummation of the Merger, it is currently expected that M2i’s stockholders will own approximately 85% of the combined company.

In July 2025, the Company began development of an Artificial Intelligence based software platform designed to enhance the reliability of leading large language models when analyzing contracts, SEC filings and reports, and other structured documents.

On October 1, 2025, the Company entered into a Fourth Amendment (the “Amendment”) to Aircraft Management Services Agreement (as amended the “Agreement”) with flyExclusive to bring the Agreement in line with Company’s anticipated shift in operations, new business directives, and to better accommodate the proposed Merger with M2i. The Amendment served to (i) modify the term of the Agreement; (ii) grant flyExclusive, subject to certain terms and conditions, the right to purchase certain aviation-related assets from the Company and assume certain obligations of the Company (the “flyExclusive Asset Option”); (iii) grant the Company, subject to certain terms and conditions, the right to sell certain aviation-related assets to flyExclusive and assign certain obligations of the Company to flyExclusive (the “Company Asset Option,” and collectively with the flyExclusive Asset Option, the “Asset Options”); (iv) obligate flyExclusive to pay the Company $100,000 upon execution of the Amendment as settlement of net payables owed by flyExclusive to the Company under the terms of the Agreement (the “Net Payables Obligation”); and (v) modify the material terms of flyExclusive’s right to cause the Company to merge with and into a wholly owned subsidiary of flyExclusive (the “flyExclusive Merger Option”), including that the flyExclusive Merger Option is to be only exercisable in the event that the Company and M2i terminate the Merger Agreement. flyExclusive paid the Net Payables Obligation by issuing the Company 20,576 shares of Class A common stock.

As consideration for the execution of the Amendment, flyExclusive agreed to pay $2,000,000 to the Company, in cash or shares of flyExclusive Class A common stock, in exchange for the right to receive either (i) the net proceeds that the Company receives from the sale of a certain G280 aircraft, or (ii) if, and only if, Gulfstream provides written consent, assignment of the G280 Agreement from the Company to flyExclusive subject to the execution of an asset purchase agreement relating solely to the transfer of the G280 Agreement. The G280 aircraft was later delivered to the Company pursuant to an existing agreement (the “G280 Agreement”) with Gulfstream Aerospace Corporation (“Gulfstream”). flyExclusive elected to pay all of the $2,000,000 in shares of its Class A common stock and issued an aggregate of 411,523 shares of its Class A common stock to the Company, which occurred in Q4 2025.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going concern, liquidity, and capital resources
The Company has limited operating history, and although the Company has realized net income of approximately $5.2 million for the twelve months ended December 31, 2025, the Company has a working capital deficit of approximately $3.9 million and an accumulated deficit of approximately $100.8 million as of December 31, 2025.
These above matters raise substantial doubt about the Company's ability to continue as a going concern. During the next twelve months, the Company intends to fund its operations through the issuance of financial instruments including debt or equity securities and revenues from operations.

Accordingly, management believes that its current cash position, along with its proceeds from future debt and/or equity financings, when combined with prudent expense management, will allow the Company to continue as a going concern and to fund its operations for at least one year from the date of issuance of these financial statements. There are no assurances, however, that management will be able to raise capital or debt on terms acceptable to the Company. If the Company is unable to obtain sufficient additional capital or debt on terms acceptable to the Company, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition, and operating results. The balance sheets do not include any adjustments that might result from these uncertainties.
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and following the requirements of the Securities and Exchange Commission (the “SEC”).
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
•Assumptions used in the aviation asset put/call option.
Cash and restricted cash

Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2025 and December 31, 2024, the Company had no cash equivalents besides what was in the cash balance as of that date. The Company had zero and $1.8 million of restricted cash at December 31, 2025, and December 31, 2024, respectively, which served as collateral for the credit facility with SAC Leasing G280 LLC described in Note 11 below.
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

During the twelve months ended December 31, 2025 and 2024, the Company recognized $147 thousand and zero of bad debt expense, respectively.
Fixed assets
Fixed assets are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years:

Classification	Life
Machinery and equipment	3-7 years
Automobiles	5 years
Computer and office equipment	5 years
Website development costs	3 years

Computer software development
Software development costs are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section “Property and equipment, net” in the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life of the software, generally three years from when the asset is placed in service. The Company capitalized $211 thousand and $142 thousand and of internal software development costs during the twelve months ended December 31, 2025 and 2024, respectively. The Company recognized $158 thousand and $132 thousand of amortization expense related to computer software development during the twelve months ended December 31, 2025 and 2024, respectively. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities. During the twelve months ended December 31, 2025, the Company reduced the value of software development cost by $238 thousand, related to a non-monetary exchange with a third party and their use of our mission control software. This software development cost was originally developed for internal use and has subsequently been licensed to a third party in a non-monetary transaction.
Website development cost
The costs incurred for activities during the website application and infrastructure development stage are capitalized in accordance with the guidance on internal-use software in FASB ASC 350-40. The Company capitalized zero of website development costs during the twelve months ended December 31, 2025 and 2024, respectively. The Company recognized $97 thousand and $97 thousand of amortization expense during the twelve months ended December 31, 2025 and 2024, respectively.
Valuation of long-lived assets
In accordance with FASB ASC 360, property, plant, and equipment, and long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. No impairment was recognized during the twelve months ended December 31, 2025 and 2024, respectively.
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

In December 2024, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) pursuant to which the Company may issue a series of convertible notes for an aggregate principal amount not to exceed $36.0 million. During the year ended December 31, 2024, the Company issued a single convertible note in the principal amount of $4.5 million, (the “2024 Convertible Note”), of which $4.1 million was funded as of December 31, 2024, representing an original issue discount of ten percent. The Company elected the fair value guidance under ASC 825-10 and the 2024 Convertible Note was recognized at initial fair value as of the issuance date. The value of the 2024 Convertible Note at issuance approximated fair value as of December 31, 2024. Any issuances of additional convertible notes are subject to the terms and conditions of the Security Purchase Agreement (see Note 10).

On September 30, 2025, Company, entered into Share Exchange Agreements (the “Share Exchange Agreements”), with two investors (together the “Investors”). The Investors are shareholders of M2i whose common stock is publicly quoted on the OTCQB Venture Market of OTC Markets Group, Inc. under the symbol “MTWO”. Pursuant to the Share Exchange Agreements, the Company agreed to issue an aggregate of 1,197,604 shares of the Company’s Class A common stock to the Investors in exchange for an aggregate of 16,000,000 shares of M2i common stock (the “Investment in M2i”). At the date of the exchange, the Company recognized a loss of $115 thousand in “Loss from change in fair value of financial instruments” on the consolidated statement of operations for the difference between the fair value of the Volato shares issued and the fair value of the Investment in M2i.

Pursuant to ASC 321, the Investment in M2i is measured at fair value each reporting period, with unrealized gain or loss recognized in earnings. The Investment in M2i is classified within Level 2 of the fair value hierarchy under ASC 820, as it is based on quoted prices for identical assets in inactive markets. The inputs are obtained from OTC quoted prices for level II. During the twelve months ended December 31, 2025, the Company recorded a loss of $753 thousand related to the change in fair value of the Investment in M2i.

On October 1, 2025, the Company entered into the Amendment with flyExclusive, as described in Note 1. As part of the amendment, flyExclusive agreed to pay $2.1 million in cash or shares of common stock to the Company for the net payables option and the proceeds from the sale of the fourth G280. flyExclusive issued the Company 432,099 shares of Class A common stock (the “Investment in flyExclusive”) in the fourth quarter of 2025. At the date of the exchange, the Company recognized a loss of $6.1 million in Other expense in the consolidated statements of operations. During the twelve months ended December 31, 2025 the Company recorded a loss of $41 thousand related to the change in the fair value of the Investment in flyExclusive.

Pursuant to ASC 321, the Investment in flyExclusive is measured at fair value each reporting period, with unrealized gain or loss recognized in earnings. The Investment in flyExclusive is classified within Level 1 of the fair value hierarchy under ASC 820, as it is traded in an active market.

Additionally, with the signing of the Amendment with flyExclusive, as described in Note 1, it granted flyExclusive the right to purchase certain aviation-related assets from the Company and assume certain obligations of the Company and granted the Company the right to sell certain obligations of the Company to flyExclusive. The fair value of the Company’s recorded Aviation Asset Option was determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Black-Scholes model was used to determine the fair value as of December 31, 2025. As of December 31, 2025 the Company fair valued the aviation asset and recorded a gain on the asset of $324 thousand.

The following table presents balances of the fair value instruments as of December 31, 2025 and December 31, 2024, in thousands:

	Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
Third Tranche Note	$—	$—	$3,148	$3,148
Fourth Tranche Note	—	—	1,082	1,082
Total financial liabilities	$—	$—	$4,230	$4,230

Financial assets:
Investment in M2i	$—	$1,197	$—	$1,197
Investment in flyExclusive	1,739	—	—	1,739
Aviation asset option	—	—	324	324
Total financial assets	$1,739	$1,197	$324	$3,260

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2024 Convertible Note	$—	$—	$4,050	$4,050
Total	$—	$—	$4,050	$4,050

The following table presents changes of all convertible notes issued under the Securities Purchase Agreement (see Note 10) with significant unobservable inputs (Level 3) for the twelve months ended December 31, 2025, in thousands:

2024 Convertible Note
Balance at December 31, 2024	$4,050
Change in fair value	$1,488
Conversions	$(7,356)
Additions	$6,048
Balance as of December 31, 2025	$4,230

The Company measured the Third and Fourth Tranche Notes using a Monte Carlo simulation valuation model using the following assumptions:

	Twelve months ended December 31, 2025
	Third Tranche Note	Fourth Tranche Note
Volume Weighted average stock price ("VWAP")	0.65	0.65
Simulation Period	0.56	0.79
Expected Volatility	114.0%	119.7%
Credit risk-adjusted rate	20.9%	20.9%
Risk-free Rate	3.58%	3.53%

The following table represents the change in the Aviation asset option for the twelve months ended, December 31, 2025:

Aviation asset option
Balance at December 31, 2024	$—
Additions	—
Change in fair value	324
Balance at December 31, 2025	$324

The Company measured fair value of the aviation asset option using a Black-Scholes model with the following assumption:

As of December 31, 2025
Strike price	2,000,000
Expected term	0.67
Expected volatility	88.44%
Risk fee rate	3.49%
Dividend	0.00%

There were no transfers between fair value levels during the period. There were no gains and losses attributable to changes in instrument specific credit risk as the Company determined the likelihood of an event of default to be de minimus. The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid and other assets, accounts payable and accrued expenses, deposits, and members’ deposits approximate their fair value because of the short maturity of those instruments. The Company’s credit facility, convertible notes and other loans approximate the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term maturity of these instruments at December 31, 2025 and December 31, 2024.
Commitments and contingencies
The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated.

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
5.Recognize revenue when or as the entity satisfies a performance obligation.

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

Revenue from aircraft sales is recognized upon the delivery of the aircraft.

The Company generated revenue during the twelve months ended December 31, 2025 and 2024, broken down as follows, in thousands:

	Twelve Months Ended December 31,
	2025	2024
Aircraft sales	$77,100	$38,150
Subscription	1,459	914
Total	$78,559	$39,064

Revenue from the sales of our Vaunt Software-as-a-subscription is deferred and recognized over the subscription term of the software and is included in customer deposits and deferred revenue on the consolidated balances sheets.

The following table provides a rollforward of deferred revenue, recorded in customer deposits and deferred revenue in the consolidated balance sheets, for the twelve months ended December 31, 2025:

Amount
Balance as of December 31, 2024	$696
Revenue recognized	(1,459)
Revenue deferred	3,485
Balance as of December 31, 2025	$2,722

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

The following tables present the asset balances and related amortization expense for the contract assets:

	As of and for the twelve months ended December 31, 2025
	Beginning Balance	Amount Capitalized	Amortization	Ending Balance
Contract assets	$—	$935	$(299)	$636

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
Net income (loss) per share
The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB ASC. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially dilutive debt or equity. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the twelve months ended months ended December 31, 2025, include stock options, restricted stock units and warrants.
The Company had 17,703 and 18,614 outstanding stock options to purchase an equivalent number of shares of common stock at December 31, 2025, and 2024, respectively.

The Company had 10,964 and 29,080 outstanding restricted stock units to purchase an equivalent number of shares of common stock at December 31, 2025 and 2024, respectively.

The Company also had 1,161,195 outstanding warrants to purchase an equivalent number of shares of common stock as of December 31, 2025 and 2024, respectively at a weighted average strike price of $287.50.
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

The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the fair value. There was no impairment loss for the twelve months ended December 31, 2025 or 2024, respectively.
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
If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter. In March 2025, the Company sold GC Aviation, Inc. and the Part 135 air carrier certificate. In connection with that sale, the Company recorded an impairment on goodwill of $35 thousand for the twelve months ended December 31, 2025. The loss is recorded in other income, net in the consolidated statements of operations. There was no impairment loss recorded for the twelve months ended December 31, 2024.

Segment reporting

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”), or decision-making group, in making decisions regarding resource allocation and performance assessment. The CODM is the chief executive officer. We determined that the Company operates in a single operating and reportable segment, private aviation services, and the CODM reviews financial information including total assets from continuing operations and net income (loss) from continuing operations before income taxes presented on a consolidated basis for purposes of making operating decisions, allocating resources, and assessing performance. Substantially all of our long-lived assets are located in the U.S.

Cost of revenue

Cost of revenue includes costs that are directly related to the related revenue streams – aircraft sales and subscription based revenue. Aircraft sales cost of revenue is our purchase price of the aircraft. Subscription costs includes costs of our proprietary software, the Vaunt platform.

Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expenses on the statements of operations. Such advertising amounted to $1.0 million and $4.5 million for the twelve months ended December 31, 2025 and 2024, respectively.
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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2025. Adoption of the standard will be applied on a prospective basis and retrospective application to all periods presented is permitted. We adopted ASU 2023-09 this Annual Report on Form 10-K using the prospective approach.

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
NOTE 3 – DISCONTINUED OPERATIONS
In September 2024, the Company entered into an agreement with flyExclusive to transition our aircraft ownership program fleet operations to flyExclusive. During 2024 and 2025 we continued to take delivery of new aircraft, while also generating revenue from our proprietary software, including the Vaunt platform, Volato’s empty leg consumer app. In March 2025, the Company sold GC Aviation, Inc., which holds the FAA Part 135 certificate, therefore items related to managed aircraft are included in discontinued operations.

Major classes of line items constituting net income (loss) from discontinued operations are as follows:

	Twelve Months Ended December 31,
	2025	2024
Revenue - Aircraft usage	$89	$32,546
Revenue - Managed aircraft	—	7,224
Costs of Revenue - Aircraft usage	65	43,488
Cost of Revenue - Managed aircraft	—	6,610
Selling, general and administrative	406	19,035
Other income from discontinued operations	5,530	9,902
Income (loss) from discontinued operations before provision for taxes	5,148	$(19,461)
Benefit for taxes from discontinued operations	829	—
Net income (loss) from discontinued operations, net	$4,319	$(19,461)

Carrying amounts and major classes of assets included as part of discontinued operations are as follows:

	December 31, 2025	December 31, 2024
Accounts receivable, net	$13	$1,027
Prepaid and other assets	254	1,254
Property and equipment, net	—	3
Intangibles, net	—	1,200
Goodwill	—	635
Total assets associated with discontinued operations	$267	$4,119

Carrying amounts and major classes of liabilities included as part of discontinued operations are as follows:

	December 31, 2025	December 31, 2024
Accounts payable and accrued liabilities	$1,307	$6,344
Credit facility and other loans	—	918
Customer deposits and deferred revenue	284	5,156
Deferred income tax liability	—	305
Total liabilities associated with discontinued operations	$1,591	$12,723

NOTE 4–INTANGIBLES
Finite-Lived Intangible Assets
As of December 31, 2024, the Company impaired the remaining value of the customer relationships asset and recorded a loss on the impairment of $130 thousand which was recorded in selling, general and administrative expenses. Intangible asset amortization expense was zero and $61 thousand for the twelve months ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and December 31, 2024 the balance of customer relationships was zero.
Indefinite - Lived Intangible Assets
The following table summarizes the balances of the indefinite-lived intangible assets and is included in discontinued operations as of December 31, 2025 and December 31, 2024, in thousands:

	December 31, 2025	December 31, 2024
Intangible asset - Part 135 certificate	$—	$1,200

The FAA Part 135 certificate amount of $1.2 million relates to the certificate held by GC Aviation, Inc. In March 2025, the Company sold GC Aviation, Inc., and the FAA Part 135 Certificate for $2.0 million. The Company did not recognize any impairment of the Part 135 certificate during the twelve months ended December 31, 2025 and 2024, respectively.
NOTE 5 - MERGER TRANSACTION COSTS PAYABLE

In connection with the business combination in December 2023, the Company entered into three agreements (together, the “Agreements”) with financial institutions, in which the Company agreed to pay a success fee in the aggregate amount of $4.25 million to the financial institutions in case the Company consummated certain acquisition(s). The success fees were paid in shares of the Company’s common stock and warrants during the 2024 fiscal year.

ASC 480 Distinguishing Liabilities From Equity requires liability classification for all instruments that embodies an unconditional obligation that the Company must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely on a fixed monetary amount know at inception. As a result, the Company classified such liability in current liabilities as of December 31, 2023. In January 2024, the Company issued an aggregate number of 48,342 shares of common stock and 4,000 warrants in accordance with the Agreements in full settlement of the Company’s obligations to the three financial institutions. As of December 31, 2025 and December 31, 2024 the merger transaction costs payable were zero.
NOTE 6 – FORWARD PURCHASE AGREEMENT

On November 28, 2023, the Company, Volato, Inc. and Vellar Opportunities Fund Master, Ltd. (“Seller”), entered into the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). The Seller could purchase, prior to the closing of a business combination we completed in December 2023, up to 2.0 million shares (the “Maximum Number of Shares”) of the Company from third parties through a broker in the open market. The Number of Shares subject to the Forward Purchase Agreement were subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

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

In July 2024, the Seller notified the Company of the termination of the Forward Purchase Agreement, following a delivery of a notice establishing the Valuation Date (as defined in the Forward Purchase Agreement); upon termination, Seller was not obligated to pay the Company a cash amount. The Company recorded the impact of the notice in the second quarter of 2024. In the twelve months ended December 31, 2025 and 2024, the Company recognized a loss on the change in fair value of zero and $3.0 million, respectively, reported in other expenses in the consolidated statement of operations.
NOTE 7– PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following at December 31, 2025 and December 31, 2024, in thousands:

	December 31, 2025	December 31, 2024
Machine and equipment	$186	$188
Automobiles	—	72
Website development costs	290	290
Computer and office equipment	12	5
Software development costs	553	579
	1,041	1,134
Less accumulated depreciation	(718)	(454)
Property and equipment, net	$323	$680
During the twelve months ended December 31, 2025 and 2024, the Company recognized $297 thousand and $193 thousand of depreciation and amortization, respectively.

During the twelve months ended December 31, 2025, the Company reduced the value of software development cost by $238 thousand, related to a non-monetary exchange with a third party and their use of our mission control software. This software development cost was originally developed for internal use and has subsequently been licensed to a third party in a non-monetary transaction.
NOTE 8 – DEPOSITS
Deposits consist of the following at December 31, 2025 and December 31, 2024, in thousands:

	December 31, 2025	December 31, 2024
Deposits on aircraft	$—	$36,000
Other deposits	70	300
Total deposits	70	36,300
Less current portion	(70)	(36,000)
Total deposits, non-current	$—	$300

Below is a breakdown of the deposits on aircraft as of December 31, 2025 and December 31, 2024, in thousands:

	December 31, 2025	December 31, 2024
Gulfstream aircraft deposits	$—	$36,000
Total deposits on aircraft	—	36,000
Less current portion	—	(36,000)
Total deposits on aircraft non-current	$—	$—

Gulfstream Aerospace, LP
In 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G280 aircraft for total consideration of $79 million with expected delivery throughout fiscal year 2025. The first Gulfstream G280 was delivered in the third quarter of 2024. The second Gulfstream G280 was delivered in January 2025. The third Gulfstream G280 was delivered in April 2025. The remaining Gulfstream G280 was delivered in the fourth quarter of 2025.

The Company fully funded an aggregate amount of $48.0 million in deposits towards the acquisition price of the four Gulfstream G280 aircraft in accordance with the scheduled payment terms of the agreements as of December 31, 2025, and December 31, 2024, respectively. Upon delivery of the first Gulfstream G280 in the third quarter of 2024, $12.0 million of the deposits were applied toward the purchase price of the airplane. Upon delivery of the second Gulfstream G280, in January 2025, $12.0 million of the deposits were applied toward the purchase price of the airplane. Additionally, in March 2025, Gulfstream notified the Company that the fourth Gulfstream G280 would be delayed from the original timeline with delivery now expected in the fourth quarter of 2025. In connection with the delivery delay, Gulfstream agreed to return the deposit on the fourth Gulfstream G280 reducing the deposits by $9.0 million. In April 2025, the third Gulfstream G280 was delivered and $12.0 million of the deposits were applied toward the purchase price of the airplane. In November 2025, the fourth G280 was delivered and the remaining deposit was applied toward the purchase price of the airplane.

During the twelve months ended December 31, 2024, the Company funded $9.0 million pursuant to the terms of the executed purchase agreements, of which $9.0 million was funded through the SAC Leasing G280 line of credit further described in Note 11.

NOTE 9 – PROMISSORY NOTE- RELATED PARTY
Dennis Liotta - March 2023 note
On March 15, 2023, the Company entered into a promissory note agreement with Dennis Liotta, an affiliate of the Company, for a total amount of $1.0 million, with an effective date of February 27, 2023 and which matured on March 31, 2024 (“March 2023 note”). The entire outstanding principal balance together with accrued but unpaid interest were due at the maturity date. The March 2023 note included a ten percent (10%) interest rate per annum. On April 1, 2024, the March 2023 note was paid in full. Promissory note from related party was zero as of December 31, 2025 and December 31, 2024, respectively.
The Company incurred zero and $23 thousand of interest expense during the twelve months ended December 31, 2025 and 2024, respectively.

NOTE 10 – UNSECURED CONVERTIBLE NOTES
Unsecured convertible notes consisted of the following at December 31, 2025 and December 31, 2024, in thousands:

	December 31, 2025	December 31, 2024
2024 unsecured convertible note, 4% coupon, due December 2025	$—	$4,050
Unsecured convertible note, 4% coupon, due June 2026*	—	—
Unsecured convertible note, 4% coupon, due July 2026**	3,148	—
Unsecured convertible note, 4% coupon, due October 2026***	1,082	—
Less current portion	(4,230)	(4,050)
Total unsecured convertible note, long term	$—	$—

*Represents the Second Tranche Note (as described in this Note 10)
** Represents the Third Tranche Note (as described in this Note 10)
***Represents the Fourth Tranche Note (as described in this Note 10)

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
In June 2025, the outstanding principal and interest of the 2024 Convertible Note was converted into 2,538,939 shares of the Company’s common stock, settling in full the Company’s repayment obligations related to that note. Immediately prior to the conversions, the Company remeasured the liability to its fair value as of the conversion date. The Company recognized a loss of $626 thousand related to the change in the fair value of the 2024 Convertible Note recorded in Loss from change in fair value of financial instruments on the consolidated statements of operations for the twelve months ended December 31, 2025, respectively.
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

In July 2025, $1.1 million of the outstanding principal and accrued interest of the Second Tranche Note was converted into 988,240 shares of the Company’s common stock. Immediately prior to the conversions, the Company remeasured the liability to its fair value as of the conversion date. The Company recorded a loss of $6 thousand related to the change in fair value as of the conversion date. In August 2025, the remaining $0.4 million of the outstanding principal and accrued interest of the Second Tranche Note was converted into 344,242 shares of the Company’s common stock. Immediately prior to the conversion, the Company remeasured the liability to its fair value at the conversion date. The Company recorded a loss of $12 thousand related to the change in fair value as of the conversion date. The Company recorded a loss of $142 thousand for the twelve months ended December 31, 2025.
Unsecured convertible note due July 2026 - Third Tranche Note
In July 2025, the Company issued a third convertible note, (the “Third Tranche Note”), in accordance with the terms of the Securities Purchase Agreement, in the principal amount of $3.0 million, for a purchase price of $2.7 million, representing an original issue discount of ten percent, which matures on July 21, 2026. The Third Tranche Note was recorded at an initial fair value of $2.9 million. The Company recorded a loss of $449 thousand on the change in fair value of the Third Tranche Note in the twelve months ended December 31, 2025.

Unsecured convertible note due October 2026 - Fourth Tranche Note
In October 2025, the Company issued a fourth convertible note, (the “Fourth Tranche Note”) in accordance with the Securities Purchase Agreement, in the principal amount of $2.2 million, for a purchase price of $2.0 million, representing an original issue discount of ten percent, which matures on October 16, 2026. The Fourth Tranche Note was recorded at an initial fair value of $2.2 million. The Company recorded a loss of $200 thousand on the change in fair value of the Fourth Tranche Note at issuance. In December 2025, $1.2 million of the outstanding principal and accrued interest of the Fourth Tranche Note was converted into 1,604,091 shares of the Company’s common stock. Immediately prior to the conversions, the Company remeasured the liability to its fair value as of the conversion date and recorded a gain of $10 thousand related to the change in fair value as of the conversion date. The Company recorded a loss of $272 thousand on the change in fair value for the twelve months ended December 31, 2025.

NOTE 11 – CREDIT FACILITY AND OTHER LOANS
Credit facility and other loans consisted of the following at December 31, 2025 and December 31, 2024, in thousands:

	December 31, 2025	December 31, 2024
SAC Leasing G280 LLC credit facility, 12.5% interest, net of deposits	$—	$28,000
Term Loan	—	1,102
Less discounts	—	(247)
Total credit facility, net of discount and deposits	$—	$28,855
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

During the twelve months ended December 31, 2025, the Company decreased its SAC leasing G280 line of credit by $28.0 million which was a combination of a repayment in the amount of $10.5 million, with the sale of the second G280 in February 2025 and the deposit release and corresponding pay down of the G280 line of credit of $9.0 million with the delay of the fourth G280 until Q4 2025. In April 2025, the Company repaid the remaining $8.5 million, terminating the credit facility with SAC Leasing G280. The line of credit balance was zero as of December 31, 2025.
The Company incurred zero and $68 thousand of incremental closing costs, which are reported as debt discount against the liability in the consolidated balance sheets as of December 31, 2025, and December 31, 2024, respectively.

During the twelve months ended December 31, 2025 and 2024, the Company amortized to interest expense $247 thousand and $197 thousand of debt discount, respectively.

During the twelve months ended December 31, 2025 and 2024, the Company incurred $641 thousand and $4.2 million of interest, respectively.

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

In connection with the purchase and sale of the fourth G280, the Company entered into a financing agreement with Ogara Jets. The Company borrowed $18.4 million from OgaraJets to facilitate the delivery and subsequent sale of the fourth G280. Upon the sale of the fourth G280, in December 2025, $18.4 million was repaid to Ogara Jets. All transaction occurred during the fourth quarter of 2025.

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

The Company incurred financing fees of $200 thousand, which were recorded as a direct discount to the debt and were being amortized over the term of the Loan. The Company amortized $36 thousand and $164 thousand of financing fees in the twelve months ended December 31, 2025 and 2024, respectively. The Company recorded $107 thousand and $1.7 million of interest expense related to the Loan in the twelve months ended December 31, 2025 and 2024, respectively.

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
NOTE 12 – RELATED PARTIES

Liotta Family Office, LLC

Liotta Family Office, LLC (“LFO”) is owned 20% by the Company’s Chief Executive Officer (“CEO”), 60% owned by the father of the Company’s Chief Executive Officer, and 20% by the brother of the CEO. LFO currently owns 74,372 Shares of the Company’s issued and outstanding common stock which represents less than 1% of the Company’s issued and outstanding common stock as of December 31, 2025.

During the year ended December 31, 2023, LFO entered into an unsecured promissory note for a total amount of $1.0 million (see Note 9). The Company incurred approximately $23 thousand of interest during the twelve months ended December 31, 2024. In April 2024, the promissory note and interest was paid in full.

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

The aggregate amount of revenue included in loss from discontinued operations generated from Plane Co’s totaled zero and $3.1 million for the twelve months ended December 31, 2025 and 2024, respectively.

Expenses charged to the Company by Plane Co’s and included in loss from discontinued operations, totaled zero and $2.8 million for the twelve months ended December 31, 2025 and 2024, respectively.

Balance due to Plane Co’s amounted to zero and $4 thousand as of December 31, 2025 and December 31, 2024, respectively.
NOTE 13 – INCOME TAXES
The Company is subject to U.S. federal, state, and local income taxes. The Components of income tax expense for the year ended December 31, 2025 are as follows:

Year Ended December 31,
2025
Current
Federal	$737
State	300
Total income taxes	$1,037

Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that would impact the consolidated financial statements or related disclosures.
Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has historically operated at a loss without enough historical evidence of positive income from operations. As a result, the deferred tax asset is offset by a corresponding valuation allowance.

The net deferred tax assets and liabilities consist of the following amounts at December 31, 2025 and 2024, in thousands:

	2025	2024
Deferred Tax Assets
Capital loss carryover	$140	$—
Net operating loss carryforwards	17,774	18,398
Intangible	462	530
Interest expense limitations	2,702	2,484
Other	60	47
Total deferred tax assets	21,138	21,459
Valuation Allowance	(20,699)	(21,738)
Total net deferred tax assets	439	(279)

Deferred Tax Liabilities
Property and equipment depreciation	(9)	(25)
flyExclusive investment	(16)	—
Installment sale deferred tax liability	(414)	—
Total deferred tax liabilities	(439)	(25)
Net deferred tax assets (liabilities)	$—	$(305)

The Company has federal operating losses carryforward of approximately $70 million and $73 million available as of December 31, 2025 and 2024, respectively, to reduce future taxable income at the federal level, and it has net operating losses of approximately $67 million and $68 million at the state level, to offset future state taxable income, respectively.

The effective tax rate on income differed from the federal statutory rate of 21% for the years ended December 31, 2025 and 2024, for the following reasons:

	Year Ended December 31,
	2025		2024
U.S. Federal tax/(benefit) at statutory rate	$1,304	21.00%	$(8,500)	21.00%
State and local income taxes, net of federal income tax effects *	300	4.83%	$22	(0.05)%
Changes in valuation allowance	(1,108)	(17.84)%	$7,257	(17.93)%
Non-deductible items:
Other	117	1.89%	$714	(1.76)%
Convertible note fair value adjustment	424	6.83%	$—	—%
Effective income tax rate	$1,037	16.71%	$(507)	1.25%
_____________________________
*State tax expense is primarily attributable to South Carolina and Florida, which represented approximately 83.7% and 13.5% respectively, of total state and local income tax expense for the period. State income tax expense attributable to all other jurisdictions was not individually material.

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The years open to examination by Federal, state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions, including Federal, that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

We have not recorded any amount related to uncertainty in income taxes pursuant to ASC Topic 740, as we believe all tax positions are more likely than not to be sustained upon examination by the taxing authorities.

NOTE 14 – SHAREHOLDERS’ EQUITY (DEFICIT)

On October 28, 2024, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the number of authorized shares to 201,000,000 shares consisting of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.

On February 24, 2025, the Company effected the Reverse Stock Split described elsewhere in this Annual Report. All share amounts have been retroactively adjusted to account for the Reverse Stock Split as if it occurred at inception. The Reverse Stock Split did not have an effect on the number of authorized shares of common stock.

Common stock at the market sales agreement

On December 5, 2025, the Company entered into an ATM Sales Agreement (the “Agreement”) with Virtu Americas LLC (the “Agent”) pursuant to which the Agent will act as the Company’s sole sales agent or principal with respect to the offer and sale from time-to-time of shares of the Company’s Class A Common Stock, par value $0.0001 per share, having an aggregate gross sales price of an aggregate of up to $9.3 million. The Company issued 436,757 shares of common stock for proceeds of $463 thousand in the twelve months ended December 31, 2025.

Preferred Stock

No shares of preferred stock have been issued as of December 31, 2025 and December 31, 2024.

Stock Options - Equity Incentive Plans

Summary of the 2025 Plan

The 2025 Stock Incentive Plan (the “2025 Plan”) was approved at the annual meeting of the shareholders of the Company on July 21, 2025. The 2025 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of common stock for issuance pursuant to awards under the 2025 Plan equal to 415,584 shares. As of December 31, 2025 the Company had 89,060 shares available for issuance.

Summary of the 2023 Plan

The 2023 Stock Incentive Plan (the “2023 Plan”) was approved at the special meeting of the shareholders of the Company on November 28, 2023. The 2023 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of common stock for issuance pursuant to awards under the 2023 Plan equal to 224,348 shares. As of December 31, 2025 the Company had 21,855 shares available for issuance.
Stock option activity for the periods presented is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	18,614	$5.59	7.5
Granted	—	—
Cancelled	(911)	20.30
Exercised	—	—
Outstanding as of December 31, 2025	17,703	$4.94	6.5
Exercisable as of December 31, 2025	16,200	$4.24

The following table summarizes the range of exercise price, weighted average remaining contractual life (“Life”) and weighted average exercise price (“Price”) for all stock options outstanding as of December 31, 2025:

	Options Outstanding
Exercise Price	Shares	Life (in years)
$3.00	1,763	5.6
$3.50	13,510	6.2
$12.50	2,430	8.4
	17,703	6.5
The Black-Scholes option pricing model is used by the Company to determine the weighted-average fair value of share-based payments. The Company recognizes forfeitures as they occur. There were no stock options granted in the twelve months ended December 31, 2025.

For The Year Ending December 31,
2024
Expected term	5.8 - 6.25
Expected volatility	68%
Expected dividends	None
Risk-free interest rate	3.8% - 4.5%
Forfeitures	None
As of December 31, 2025, the unrecognized compensation cost related to non-vested awards was $144 thousand and is expected to be recognized over a weighted average period of 0.13 years.
Restricted Stock

Restricted stock unit activity for the period presented is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	29,080	$18.75
Granted	470,175	1.80
Vested	(488,291)	2.50
Forfeited	—	—
Outstanding as of December 31, 2025	10,964	$6.64

Stock based compensation expense was $605 thousand and $211 thousand for the twelve months ended December 31, 2025 and 2024, respectively.

Warrants

As of December 31, 2025, there were 552,000 public warrants and 609,195 private placement warrants issued and outstanding.

Private placement warrants

The Company has 609,195 private placement warrants outstanding. Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $287.50 per share. Such private placement warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are not redeemable by the Company. The private placement warrants are all exercisable as of December 31, 2025. There was no activity during the twelve months ended months ended December 31, 2025.

Public warrants

Pursuant to the initial public offering (“IPO”) by Proof Acquisition Corp I (“PACI”) in 2021, the Company sold 1,104,000 units at a price of $250.00 per unit. Each unit consisted of one share of Class A common stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $287.50 per share, subject to adjustment. A majority of the shares were redeemed before the December 2023 merger transaction, but the warrants remain. As a result, there are 552,000 public warrants outstanding as of December 31, 2025.

The public warrants became exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the IPO. The public warrants expire five years after the completion of a business combination or earlier upon redemption or liquidation. The public and private warrants expire on December 1, 2028. The public warrants are all exercisable as of December 31, 2025. There was no activity during the twelve months ended December 31, 2025.
NOTE 15 – COMMITMENT AND CONTINGENCIES
Gulfstream Aerospace, LP
During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G280 aircraft for total consideration of $79.0 million and with expected deliveries in 2024 through 2025, for which the Company made prepayments totaling $48.0 million and $48.0 million as of December 31, 2025, and December 31, 2024, respectively. The $48.0 million was non-refundable, except in some specific circumstances, and would serve as consideration for liquidated damages of $3.0 million per aircraft should the purchase agreement be terminated by the Company.
In September 2024, the Company took delivery of one Gulfstream G280 and received $12.0 million in deposits related to the aircraft, of which $9.0 million paid down the SAC Leasing G280 line of credit and $3.0 million was retained by the Company. In the first quarter of 2025, an additional $12 million in deposits was received as a result of the delivery of the second Gulfstream G280 and the return of $9 million in deposits related to the fourth Gulfstream G280. The $9 million in returned deposits were used to pay down the SAC Leasing G280 line of credit. In April 2025, the third Gulfstream G280 was delivered and $12.0 million of the deposits were applied toward the purchase price of the airplane. In October 2025, the fourth Gulfstream G280 was delivered and $3.0 million of the deposits were applied to the purchase price of the airplane.
There are no future minimum payments due under the purchase agreements with Gulfstream Aerospace, LP at December 31, 2025.
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

Lease expense is recognized on a straight-line basis over the lease term. Lease expense was zero and $78 thousand for the twelve months ended December 31, 2025 and 2024, respectively.
Additionally, the Company leased other aircraft under operating leases with remaining terms ranging from one to five years. These leases required lease payments that were variable and were dependent on flight hours that generate charter revenues, with no minimum lease payment commitments. Because of the variable nature of the lease payments, these leases were not recorded on our consolidated balance sheets as ROU assets and lease liabilities. Certain leases had renewal options to extend lease terms for additional periods ranging from three to twelve months.
Some of the aircraft leases had lease terms of 12 months or less. The Company made a policy election to classify lease agreements with a lease term of 12 months or less as short-term leases. Accordingly, the Company did not recognized ROU assets or lease liabilities related to these lease agreements pursuant to the short-term election. The Company recognized short-term lease costs on a straight-line basis over the lease term and accrues the difference each period between the amount expensed and the amount paid.
Variable lease costs associated with the aircraft operating leases were zero and $7.7 million for the twelve months ended December 31, 2025 and 2024, respectively. Short-term lease costs on the aircraft leases were zero and $196 thousand for the twelve months ended December 31, 2025 and 2024, respectively.

As of December 31, 2024, the Company had terminated all the aircraft leases as part of the flyExclusive agreement.
Airport Facilities
Our facilities leases are for space at airports throughout the south with remaining terms ranging from one to eleven months. These leases consist of hangar space and office space. The leases have lease terms of 12 months or less. Accordingly, the Company has not recognized ROU assets or lease liabilities related to these lease agreements pursuant to the short-term lease election. The Company has made a policy election to not separate lease and non-lease components for these facility leases. Short term lease costs related to these leases were $3 thousand and $70 thousand for the twelve months ended December 31, 2025 and 2024, respectively.

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
Future estimated minimum lease payments by year and in aggregate, under the Company’s fixed payment operating lease consisted of the following at December 31, 2025:

For the years ended December 31,	Operating Leases
2026	$57
2027	$57
2028	$38
Thereafter	$—
TOTAL	$152

Customer Deposits and Deferred Revenue

Customer deposits and deferred revenue consisted of deposits from customers for the purchase of aircraft of $0.1 million and $10.7 million as of December 31, 2025 and December 31, 2024, respectively, as well as deferred revenue of $2.7 million and $696 thousand as of December 31, 2025 and December 31, 2024, respectively.
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

The components of segment profit or loss were as follows:

	Twelve Months Ended
	December 31,
	2025	2024
Revenue	$78,559	$39,064
Less:
Cost of revenue	63,871	32,181
Selling, general and administrative(1)	10,728	15,506
Loss on fair value adjustment of financial instruments	2,074	2,983
Interest expense, net	4,848	7,493
Loss on debt extinguishment	—	2,804
Add:
Other(2)	4,023	212
Net income (loss) from continuing operations before income taxes	$1,061	$(21,691)

(1) Includes amounts for depreciation and amortization expense.

(2) Other includes gains of $10.0 million for settlements of deposits and other liabilities at a discount for the twelve months ended December 31, 2025, offset by a loss on the flyExclusive fourth amendment of $6.1 million for the twelve months ended December 31, 2025.

NOTE 17 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Twelve Months Ended December 31,
	2025	2024
Numerator:
Net income (loss) from continuing operations	$854	$(21,184)
Net income (loss) from discontinued operations	$4,319	$(19,461)
Denominator:
Weighted-average common shares outstanding, basic and diluted	4,386,829	1,664,502

The following securities were excluded due to their anti-dilution effect on net income (loss) per share attributable to common stockholders recorded in each of the periods:

	As of December 31,
	2025	2024
Warrants to purchase common stock	1,161,195	1,161,195
2024 convertible note and second, third and fourth tranche notes on an-converted basis	2,522,355	—
Stock options outstanding	17,703	18,614
Restricted stock units with performance and market conditions	14,601	10,964
Total	3,715,854	1,190,773

NOTE 18 – SUBSEQUENT EVENTS

In January 2026, the Company issued a dividend of 432,099 shares of Class A common stock of flyExclusive to Volato shareholders.

In January 2026, the remaining $1.0 million of principal and interest on the Fourth Tranche note was converted into 1,926,618 shares of common stock.

On January 19, 2026, the Company entered into the first Amendment to the merger agreement with M2i Global Inc, to extend the end date to March 31, 2026.

Through March 10, 2026, $2.5 million of principal and interest on the Third Tranche note was converted into 7,406,489 shares of common stock.

On March 6, 2026, the Company signed amendment number five to the Agreement with flyExclusive, pursuant to which the Company sold certain unused intellectual property assets for $1.3 million payable in cash or shares of flyExclusive’s Class A common stock. Such assets represent a portion of the total assets which were anticipated to be sold under one of the Asset Options as described in Note 1. Following the sale of the intellectual property assets pursuant to the fifth amendment, there is $700,000 in remaining assets that may be sold to flyExclusive under the terms of the Agreement, as amended.

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

As of the end of the period covered by the report, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described below.

Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, management has concluded that, notwithstanding the material weaknesses described below, the financial statements, and other financial information included in this report, fairly present, in all material respects, the financial condition, results of operations, and cash flows of the Company as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Report of Management on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer has determined and concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was not effective.

Material Weaknesses
Management identified the following material weaknesses in our internal control over financial reporting:

•The Company did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

•The Company did not maintain a sufficient complement of personnel possessing the appropriate technical accounting competency, training, and experience to address, review, and record financial reporting transactions under U.S. GAAP.

•The Company did not design and maintain adequate segregation of duties consistent with control objectives for key information technology systems that support financial reporting processes.

•The Company did not design and maintain formal and effective controls over information technology general controls (“ITGCs”) for IT systems that are relevant to the preparation of the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on December 31, 2025 covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

(a) On March 6, 2026, the Company signed amendment number five to the Agreement with flyExclusive, pursuant to which the Company sold certain unused intellectual property assets for $1.3 million payable in cash or shares of flyExclusive’s Class A common stock. Such assets represent a portion of the total assets which were anticipated to be sold under one of the Asset Options as described above. Following the sale of the intellectual property assets pursuant to the fifth amendment, there is $700,000 in remaining assets that may be sold to flyExclusive under the terms of the Agreement, as amended.

The fifth amendment contains customary representations, warranties, agreements and obligations of the parties. The foregoing description of the fifth amendment does not purport to be complete and is qualified in its entirety by reference to the fifth amendment, a form of which is filed as Exhibit 10.7 to this Annual Report and is incorporated herein by reference.

(b) During the quarter ended December 31, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(c) During the quarter ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 will be set forth in the “Directors,” “Executive Officers,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” sections of our definitive proxy statement relating to our 2026 annual meeting of shareholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the end of the year covered by this Annual Report.

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

ITEM 15. EXHIBITS

Exhibit Index
Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated July 28, 2025, between Volato Group, Inc., Volato Merger Subsidiary, Inc., and M2i Global, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated January 19, 2026, between Volato Group, Inc., Volato Merger Subsidiary, Inc., and M2i Global, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2026).
3.1	Second Amended and Restated Certificate of Incorporation of Volato Group, Inc., as amended through February 19, 2025 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed with the SEC on May 7, 2025).
3.2	Third Amended and Restated Bylaws of Volato Group, Inc. PROOF Acquisition Corp I, as amended through October 10, 2024 (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2024).
4.1*	Description of Securities.
10.1	Form of Second Tranche 10% Original Issue Discount Senior Unsecured Convertible Promissory Note (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2025).
10.2	Form of Third Tranche 10% Original Issue Discount Senior Unsecured Convertible Promissory Note (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2025).
10.3	Form of Stockholder Voting and Support Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).
10.4	Form of Share Exchange Agreement, dated September 30, 2025, between the Company and certain shareholders of M2i Global, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2025).
10.5	Fourth Amendment to Aircraft Management Services Agreement, dated October 1, 2025, between Volato Group, Inc. and flyExclusive, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025.)
10.6	Form of Fourth Tranche 10% Original Issue Discount Senior Unsecured Convertible Promissory Note (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025).
10.7*	Fifth Amendment to the Aircraft Management Services Agreement, dated March 6, 2026.
10.8*	Asset Purchase agreement with flyExclusive, dated March 6, 2026.
19.1	Insider trading policy (incorporated by reference from Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 15, 2025).
23.1*	Consent of Rose, Snyder & Jacobs, LLP
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Volato Group, Inc. Clawback Policy (incorporated by reference from Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101
*Filed herewith
** Furnished herewith

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: March 12, 2026
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

Name	Title	Date

/s/ Matthew Liotta	Chief Executive Officer and Director	March 12, 2026
Matthew Liotta	(Principal Executive Officer)

/s/ Mark Heinen	Chief Financial Officer	March 12, 2026
Mark Heinen	(Principal Financial and Accounting Officer)

/s/ Nicholas Cooper	Director	March 12, 2026
Nicholas Cooper

/s/ Michael Nichols	Director	March 12, 2026
Michael Nichols

/s/ Chris Burger	Director	March 12, 2026
Chris Burger

/s/ Alan Gaines	Director	March 12, 2026
Alan Gaines