Form 10-K/A
period 2025-12-31
Volato Group, Inc.
filed 2026-04-30
CIK 1853070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,627,542 based on the closing sale price as reported on the NYSE American LLC. As of April 21, 2026, there were 38,895,663 shares of common stock outstanding.

Auditor Firm ID: 149	Auditor Name: Elliott Davis, PLLC	Auditor Location: Charlotte, North Carolina

Form 10-K/A

Amendment No. 1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Volato Group, Inc. (the “Company”) for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “Original Filing”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2026 Annual Meeting of Stockholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment is not intended to update any other information presented in the Original Filing. In addition, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits 31.3 and 31.4 to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Amendment.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

VOLATO GROUP, INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2025

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the names and ages, as of April 21, 2026, and positions of the individuals who serve as executive officers and directors of Volato.

Name	Age	Position
Matthew Liotta	48	Chairman of the Board of Directors, Chief Executive Officer, and President
Michael Prachar	57	Chief Operating Officer
Mark Heinen	56	Chief Financial Officer

Non-Employee Directors
Christopher Burger	50	Director
Michael Nichols	55	Director
Nicholas Cooper	41	Director
Alan Gaines	70	Director

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

Mark Heinen. Mr. Heinen has served as Volato’s Chief Financial Officer since November 28, 2023. Bringing over 25 years of finance and accounting experience, Mr. Heinen previously served as Chief Financial Officer of Better Therapeutics, Inc, from October 2021 to October 2023. Prior to that, he served as the SVP, Global Corporate Controller, and interim Chief Financial Officer at Trintech, Inc. from 2017 to 2020. He has served in leadership positions in both publicly traded and private technology companies. Mr. Heinen’s career began in public accounting at PricewaterhouseCoopers. He holds a B.B.A. in accounting and an M.B.A from the University of Oklahoma and is a certified public accountant.

Directors

Our business and affairs are managed under the direction of the Board of Directors (the “Board”). Mr. Liotta is the Chairman of the Board. Subject to the terms of our Certificate of Incorporation, the Board may fix, by one or more resolutions adopted from time to time by the Board, the number of directors on the Board. The Board currently consists of five members. In accordance with our Certificate of Incorporation, the Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. The following sets forth the classification of the Board and terms of each class member:

●	Class I, whose term will expire at the annual meeting of stockholders to be held in 2027;

●	Class II, whose term will expire at the annual meeting of stockholders to be held in 2028; and

●	Class III, whose term will expire at the annual meeting of stockholders to be held in 2026.

Currently, Class I consists of Directors Cooper and Liotta, Class II consists of Director Burger, and Class III consists of Directors Nichols and Gaines.

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

Alan D. Gaines. Mr. Gaines has served as a Director of Volato since December 19, 2025, and he is Chairman/CEO and founder of ALG Corp., ALG Media, Inc., Tidal NRG, and Innov8 Gases Corp. Mr. Gaines is a globally respected and highly experienced transactional investment banker/advisor and entrepreneur, having led or participated in more than 200 transactions during his career, raising capital of more than $100 billion. Mr. Gaines is primarily active within the artificial intelligence (“AI”) and data center spaces, upstream fossil fuels, mining of precious and battery metals, industrial gases development, AI/robotics, and grid infrastructure and BESS. Mr. Gaines specializes in scaled capital formation, M&A, restructuring, geophysics, and has significant oversight expertise regarding corporate board protocol and governance. He is also a member of the Society of Petroleum Engineers. Mr. Gaines founded and was Chairman of Dune Energy, Inc. (“Dune”) from 2001 through 2010. Dune held producing properties onshore and offshore Louisiana and Texas. He sourced and spearheaded Dune’s $540 million acquisition of Goldking Energy Corp., resulting in a proforma valuation of approximately $1 billion. Mr. Gaines also co-founded Gaines, Berland Inc. (“Gaines”), a large full service energy investment bank serving small and mid cap energy companies. Mr. Gaines sold his stake in Gaines in 1998. From 1984 to 2006, Mr. Gaines was an activist investor. He identified, analyzed and financed all energy opportunities for, and was Chief Strategic Advisor to financier Carl C. Icahn, initiating and administering all of Mr. Icahn’s energy investments, including Gulf Oil, Texaco, Pennzoil, Phillips Petroleum, Williams Cos., USX (Marathon Oil), Tenneco, among others. He has been widely quoted in global newspapers/magazines and media and industry outlets, such as The Wall Street Journal, Barron’s, Forbes, Business Week, Financial Times and Bloomberg. Mr. Gaines co-founded and is presently Chairman of Tidal NRG, LLC (“Tidal”). Tidal a privately held entity, develops digital infrastructure and AI data centers and its current project is the construction of an up to 2.5 GW campus in the Dallas-Fort Worth Metroplex. Mr. Gaines also serves as Executive Chairman and co-founder of Innov8 Gases Corp., which develops helium and green hydrogen in the Holbrook Basin in Arizona, and is Chairman of Indrocorp Technologies, which develops advanced solutions for the AI, drone, and robotics space for commercial and military deployment. Mr. Gaines holds a BBA in Finance from Baruch College (CUNY), and an MBA in Finance from The Zarb School, Hofstra University Graduate School of Management where he was a valedictorian.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Director Independence

Because our Common Stock is listed on the NYSE American, we are required to comply with the applicable rules of such exchange in determining whether a director is independent. The Board has determined, based on information provided by each director concerning his or her background, employment and affiliations, that each of Mr. Gaines, Mr. Burger and Mr. Nichols qualifies as independent as defined under the applicable NYSE American and SEC rules. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership or our Common Stock held by each non-employee director.

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

Audit Committee

The Audit Committee of our Board is composed of Directors Burger and Gaines, each of whom is an independent director under the NYSE American listing standards and applicable SEC rules. Director Gaines serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate, and our Board has determined that Director Gaines qualifies as an “audit committee financial expert” as defined in applicable SEC rules. None of the Audit Committee members serves on the audit committee of more than three public companies.

The primary functions of the Audit Committee are to:

●	select, retain, compensate, evaluate, oversee, and where appropriate, terminate the independent registered public accounting firm to audit our financial statements;

●	help to ensure the independence and performance of the independent registered public accounting firm;

●	approve audit and non-audit services and fees;

●	review financial statements and discuss with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

●	prepare the audit committee report that the SEC requires to be included in our annual proxy statement;

●	review reports and communications from the independent registered public accounting firm;

●	review the adequacy and effectiveness of our internal controls and disclosure controls and procedure;

●	review our policies on risk assessment and risk management;

●	review and monitor conflicts of interest situations, and approve or prohibit any involvement in matters that may involve a conflict of interest or taking of a corporate opportunity;

●	review the overall adequacy and effectiveness of our legal, regulatory and ethical compliance programs and reports regarding compliance with applicable laws, regulations and internal compliance programs;

●	review related party transactions; and

●	establish and oversee procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board is composed of Directors Burger and Nichols, each of whom is an independent director, and Director Burger serves as the chairperson of the Nominating and Corporate Governance Committee.

The primary functions of the Nominating and Corporate Governance Committee include:

●	reviewing the qualifications of, and recommending to the Board, proposed nominees for election to the Board and its committees, consistent with criteria approved by the Board;

●	developing, evaluating, and recommending to the Board corporate governance practices applicable to the Company; and

●	facilitating the annual performance review of the Board and its committees.

Guidelines for Selecting Director Nominees. The Committee assesses and makes recommendations to the Board regarding desired qualifications, expertise, and characteristics of Board members, which assessment may include numerous factors, such as:

●	professional ethics and integrity;

●	judgment, business acumen, proven achievement and competence in one’s field;

●	the ability to exercise sound business judgment;

●	tenure on the Board and skills that are complementary to the Board;

●	an understanding of the Company’s business;

●	an understanding of the responsibilities required of a Board member;

●	other time commitments, diversity with respect to professional background; and

●	the current composition, organization, and governance of the Board and its committees.

Compensation Committee

The Compensation Committee of our Board is composed of Directors Burger and Nichols, each of whom is an independent director, while Director Nichols serves as the chairman of the Compensation Committee. We have adopted a compensation committee charter, which details the principal functions of the Compensation Committee, including:

●	oversight of our overall compensation philosophy and compensation policies, plans and benefit programs;

●	review and recommendation for approval to the Board the compensation for our executive officers and directors;

●	preparation of the compensation committee report that the SEC requires to be included in our annual proxy statement, if required; and

●	administration our equity compensation plans.

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

No executive officer of Volato served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of Volato. No executive officer of Volato served as a director of another entity, one of whose executive officers served on the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of Volato.

No executive officer of Volato served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Volato.

Recommendation of Director Nominees by Stockholders

There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board.

Corporate Governance Guidelines

The Corporate Governance Guidelines adopted by the Board, which include guidelines for determining director independence, are published on Volato’s website at http://ir.flyvolato.com, in the “Investor Relations-Governance-Governance Documents” section and are available in print to any stockholder upon request. That section of the website makes available Volato’s corporate governance materials, including Board committee charters. Those materials are also available in print to any stockholder upon request.

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

Involvement in Certain Legal Proceedings

During the past ten years, we are not aware of any events that have occurred that are material to an evaluation of the ability or integrity of any executive officer, key employee or director of the Company, and that are required to be disclosed pursuant to Item 401(f) of Regulation S-K, other than as follows.

Mr. Liotta was the Chief Executive Officer and a member of the board of directors of PodPonics, Inc. in May 2016 when that company made a voluntary filing for bankruptcy under Chapter 7.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based on its review of the forms filed with the SEC, or representations from reporting persons, the Company believes that during the fiscal year ended December 31, 2025 all of its directors, executive officers, and greater than 10% beneficial owners filed such reports in a timely manner, except for

●	a director, Mr. Gaines, who has failed to file an initial statement of ownership on Form 3;

●	a director, Mr. Cooper, who was unable to timely file a statement of changes in beneficial ownership on Form 4 reporting 26,186 shares of common stock disposed; and

●	our Chief Executive Officer, Mr. Liotta, who was unable to timely file two statements of changes in beneficial ownership on Form 4 reporting 31,420 restricted stock units vested and held by Mr. Liotta’s spouse.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees of the Company. The policy is included as Exhibit 19.1 to this Amendment.

ITEM 11. EXECUTIVE COMPENSATION

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the rules promulgated under the Securities Act. As such, we have opted to comply with the executive compensation disclosure rules applicable to such companies. By doing so, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, exemptions from certain narrative and tabular disclosure obligations regarding executive and director compensation in connection with our obligations under this Amendment, including the requirement to include a Compensation Discussion and Analysis, and scaled financial reporting.

Consistent with the scaled disclosure available to emerging growth companies, the following table sets forth information about the compensation paid to our principal executive officer, and our two other most highly compensated executive officers, for services rendered for the years ended December 31, 2024 and 2025. These executives are referred to as the named executive officers or “NEOs.”

For fiscal year 2025, our named executive officers were:

●	Matthew Liotta, Chairman of the Board, Chief Executive Officer, and President (Co-founder of Volato, Inc.);

●	Michael Prachar, Chief Operating Officer; and

●	Mark Heinen, Chief Financial Officer.

Summary Compensation Table

The following table provides information concerning compensation awarded to, earned by, and paid to each of the named executive officers for services rendered to us in all capacities during the years ended December 31, 2025 and 2024, respectively:

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Equity Awards($)(2)	Other(3)	Total
Matthew Liotta	2025	310,000	—	103,050	6,200	419,250
Chair and Chief Executive Officer(4)	2024	117,750	—	415,412	7,675	540,837
Michael Prachar	2025	235,000	100,000	103,050	13,832	451,882
Chief Operating Officer(5)	2024	227,906	—	42,500	15,150	285,556
Mark Heinen	2025	275,000	—	103,050	13,870	391,920
Chief Financial Officer(6)	2024	266,656	—	104,477	17,460	388,593

(1)	Represents a one time bonus.

(2)	Represents (i) the aggregate grant date fair value of restricted stock unit awards granted under the Volato Group, Inc. 2023 stock incentive plan, each calculated in accordance with Financial Accounting Standards Board ASC Topic 718-Stock Compensation and using the assumptions contained in Note 2 to the financial statements included in the Original Filing.

(3)	Represents amounts received through the Company’s 401(k) matching policy and life insurance, accidental death and dismemberment, short-term disability and long-term disability premiums.

(4)	Mr. Liotta’s annualized salary decreased from $310,000 to $2,400 effective June 1, 2024 and increased to $310,000 on January 1, 2025.

(5)	Mr. Prachar’s annualized salary decreased from $235,000 to $223,250 effective June 1, 2024 and increased to $235,000 on January 1, 2025.

(6)	Mr. Heinen’s annualized salary decreased from $275,000 to $261,250 effective June 1, 2024 and increased to $275,000 on January 1, 2025.

Narrative Disclosure to Summary Compensation Table

Compensation Philosophy

Our executive compensation philosophy is rooted in our values, which emphasize transparency. Therefore, we seek to establish a compensation structure that is easily understood and applied. Our compensation structure rewards performance for living and demonstrating our values, achieving challenging objectives that propel us forward, and driving stockholder value, while ensuring the sustainability and long-term viability and value of the Company. Compensation not only rewards performance, it is an essential tool that can be deployed to attract and retain top talent aimed to deliver results for stockholders.

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

Employment Agreements

We previously entered into employment agreements with each of our named executive officers, in order to promote retention and service, to incentivize the executives to continue to grow the Company and its market position, and to better reflect each executive’s value to the Company and its stakeholders. These agreements became effective on December 1, 2023. On September 5, 2024, the Board provided notice to each of the parties to an employment agreement that the Company elected not to renew the employment agreements pursuant to the terms of such employment agreements. On November 30, 2024, each employment agreement expired according to its respective terms. As such, each executive officer of the Company currently is employed on an at-will basis, meaning that either such executive officer or the Company may terminate such executive officer’s employment at any time for any reason. Nonetheless, the Company anticipates that each executive officer will continue to serve in his existing capacity under substantially the same compensatory terms as contained in the applicable employment agreement.

Positions and Base Salary

Matthew Liotta. Mr. Liotta’s employment agreement provided for him to serve as our Chief Executive Officer at an annual base salary of $310,000. Mr. Liotta’s annualized salary decreased to $2,400 effective June 1, 2024 and increased to $310,000 on January 1, 2025.

Michael Prachar. Mr. Prachar’s employment agreement provided for him to serve as our Chief Operating Officer at an annual base salary of $235,000. Mr. Prachar’s annualized salary decreased to $223,250 effective June 1, 2024 and increased to $235,000 on January 1, 2025.

Mark Heinen. Mr. Heinen’s employment agreement provided for him to serve as our Chief Financial Officer at an annual base salary of $275,000. Mr. Heinen’s annualized salary decreased to $261,250 effective June 1, 2024 and increased to $275,000 on January 1, 2025.

Annual Incentive Bonuses

The employment agreements provided that, for each calendar year of the term, each named executive officer will be eligible to receive an annual target bonus in an amount equal to one hundred percent (100%) of the executive’s base salary (each, an “annual bonus”), with an opportunity to receive a maximum bonus of 200% of the executive’s base salary, based on the achievement of such performance factors and such other terms and conditions as may be established by the Board and/or the Compensation Committee. These employment agreements also provided that, depending on results, the executive’s actual bonus may be higher or lower than the target bonus amount. The decision to award any annual bonus and the amount and terms of any annual bonus is in the sole discretion of the Board or the Compensation Committee. Due to the performance of the Company, the named executive officers were not eligible to receive an annual bonus related to the calendar year ended December 31, 2024 and 2025.

Long-Term Equity Incentives

The Board granted initial restricted stock unit (“RSU”) awards in 2024, but did not grant RSU awards in 2025

Benefits

The employment agreements provided that each executive would be entitled to participate in employee benefit plans of Volato, Inc., such as a 401(k) plan, life insurance, group health insurance and disability insurance. Volato, Inc. currently pays for 100% of health insurance premiums for employees and 75% for dependents. All benefit plans are subject to change at Volato’s discretion.

Term

Each employment agreement had a one-year term commencing on December 1, 2023, with automatic renewal for an additional six months, unless either party provides 30 days’ notice not to renew. On September 5, 2024, the Board provided notice to each of the parties to an employment agreement that the Company elected not to renew the employment agreements pursuant to the terms of such employment agreements. On November 30, 2024, each employment agreement expired according to its respective terms. As such, each executive officer of the Company currently is employed on an at-will basis, meaning that either such executive officer or the Company may terminate such executive officer’s employment at any time for any reason. Nonetheless, the Company anticipates that each executive officer will continue to serve in his existing capacity under substantially the same compensatory terms as contained in the applicable employment agreement.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table summarizes the outstanding equity awards held by our named executive officers as of December 31, 2025.

Option Awards
Name	Number of Securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Matthew Liotta	—	—	—	—
Michael Prachar(1)	12,847	—	3.50	3/10/2032
Mark Heinen	—	—	—	—

(1) Mr. Prachar’s options vested over a term of 1/48 with a one year cliff.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Matthew Liotta(1)	—	—	7,344	4,700
Michael Prachar(2)	—	—	1,706	1,091
Mark Heinen(3)	—	—	1,914	1,224

(1) Mr. Liotta holds 14,813 RSU’s that are fully vested, 45,000 RSA’s that are fully vested, and 7,344 performance based RSU’s that vest upon the Company’s common stock achieving a specified price per share.

(2) Mr. Prachar holds 506 RSU’s that are fully vested, 45,000 RSA’s that are fully vested, and 1,706 performance based RSU’s that vest upon the Company’s common stock achieving a specified price per share.

(3) Mr. Heinen holds 5,579 RSU’s that are fully vested, 45,000 RSA’s that are fully vested, and 1,914 performance based RSU’s that vest upon the Company’s common stock achieving a specified price per share.

Compensation of Directors

Other than with respect to Matthew Liotta, our Chairman of the Board, CEO, and President whose compensation as such is reflected on the Summary Compensation Table above, the table below details the compensation paid to our directors for their service as a director during the fiscal year ended December 31, 2025.

Commencing in 2024, the Board suspended cash compensation for directors and granted restricted stock units in consideration for their service through the 2024 annual meeting. In the third quarter of 2025 Mr. Burger was paid $16,266.78 and Mr. Nichols was paid $18,868.49. In the fourth of 2025 Mr. Burger earned $20,684.59 and Mr. Nichols earned $24,019.18 which remained unpaid as of December 31, 2025.

As described below, the non-employee directors received restricted stock units (“RSU”) awards for their service on the Company’s Board during the fiscal year ended December 31, 2025. Mr. Liotta and Mr. Cooper did not receive fees for service on the Board for the fiscal year ended December 31, 2025.

Name	Cash Fees ($)	RSU awards ($)(1)	Other ($) (2)	Total ($)
Michael D. Nichols	43,118	—		43,118
Christopher Burger	37,173	13,440		50,613
Nicholas Cooper	—	—	40,000	40,000
Alan D. Gaines(3)	3,078	—		3,078

(1) Represents the aggregate grant date fair value of restricted stock unit awards granted under the Volato Group, Inc. 2023 stock incentive plan, calculated in accordance with Financial Accounting Standards Board ASC Topic 718-Stock Compensation and using the assumptions contained in Note 2 to the financial statements included in the Original Filing.

(2) Mr. Cooper was hired as the Head of AI Development on December 16, 2025 and earned $51,225.67 in 2025, of which $40,000 was a one-time signing bonus.

(3) Mr. Gaines was appointed to the Volato Board effective December 19, 2025 and earned $3,078.00 in the fourth quarter which remained unpaid as of December 31, 2025.

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

Summary of the Volato, Inc. 2021 Equity Incentive Plan (the “2021 Plan”)

The 2021 Plan was assumed by the Company in December 2023 and was previously the Company’s sole equity compensation plan. Following the consummation of the Company’s business combination in December 2023, the 2021 Plan continued on its own terms, except that:

●	Volato, Inc. common stock covered by awards granted under the 2021 Plan became shares of the Company’s Common Stock;

●	All references in the 2021 Plan to a number of shares of Volato, Inc. common stock were amended to refer instead to that number of shares of the Company’s Common Stock as adjusted by an exchange ratio;

●	Employees and consultants of Volato, Inc. (or any other affiliate of Volato, Inc.) became eligible to receive awards under the 2021 Plan;

●	The Company’s Compensation Committee became the administrator of the 2021 Plan (the “Administrator”); and

●	Certain other minor technical revisions were made.

Purpose and Eligibility.

The 2021 Plan’s purposes are carried out by the granting of awards to selected eligible individuals. Awards under the 2021 Plan may be granted to selected employees, directors, and consultants of the Company or its affiliates in the discretion of the Administrator. Only employees are eligible to receive incentive stock options.

The 2021 Plan became effective on August 13, 2021 and will remain in effect until August 12, 2031 unless terminated earlier by the Board; however, once the Volato Group, Inc. 2023 Stock Incentive Plan (the “2023 Plan”) was approved by the stockholders, no further grants were made under the 2021 Plan. The 2021 Plan was amended and restated in connection with the Company’s assumption of the 2021 Plan in December 2023 as described above.

No awards were granted or will be granted under the 2021 Plan after the 2023 became effective on December 1, 2023 (the “2023 Plan Effective Date”). Awards granted under the 2021 Plan that were outstanding on the 2023 Plan Effective Date were accelerated or continued in accordance with their terms subject to vesting schedules pursuant to the applicable restricted stock award agreement or option agreement; provided that, in each case, the participant continues to be employed or in service with the Company or an affiliate through each applicable vesting date.

Administration; Amendment and Termination.

In December 2023, the Compensation Committee became the Administrator of the 2021 Plan. To the extent required under Rule 16b-3 of the Exchange Act, the Compensation Committee consists solely of two or more “non-employee” directors as that term is defined in Rule 16b-3, or as may otherwise be permitted under Rule 16b-3.

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

Share Limitations.

The 2021 Plan authorizes the issuance of 108,974 shares (subject to adjustment for anti-dilution purposes), all of which may be issued under the 2021 Plan pursuant to incentive stock options. As described above, this limit was adjusted by an exchange ratio.

Types of Awards.

The types of awards authorized under the 2021 Plan are described below and include: stock options in the form of nonqualified options and incentive stock options and restricted stock awards. Subject to the terms of the 2021 Plan, the Administrator has broad authority to determine the terms and conditions of awards.

Options. Options granted under the 2021 Plan may be incentive options or nonqualified options. Incentive options may be granted only to our employees, not to consultants or non-employee directors. The Administrator determines the exercise price for options. The exercise price may be no less than 100% of the fair market value per share of Common Stock on the date the option is granted, or 110% of the fair market value for incentive stock options granted to an employee who owns more than 10% of the total combined voting power of all classes of our stock. The preceding exercise price restrictions do not apply to certain options assumed or substituted in a merger or other transaction where the exercise price is adjusted in accordance with applicable tax regulations. The option period may not exceed 10 years (or five years with respect to an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or a parent, subsidiary, as provided in the 2021 Plan). Options are exercisable after termination of employment only to the extent specified by the Administrator in grants of individual awards.

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

●	The 2023 Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options) stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards.

●	We have reserved a pool of shares of Common Stock for issuance pursuant to awards under the 2023 Plan equal to 224,347 shares.

●	The 2023 Plan is administered by the Board or, upon delegation by the Board, the Compensation Committee or such committee as permitted by the 2023 Plan.

The 2023 Plan includes several features that our Board believes reflect responsible compensation and governance practices and promote the interests of our stockholders, including the following “best practices”:

Prudent Share Request and Efficient Use of Equity. Under the terms of the 2023 Plan, no more than 20% of the issued and outstanding shares of our Class A Common Stock as of December 1, 2023 will be authorized for issuance under the plan (subject to adjustment for anti-dilution purposes). We are committed to the efficient use of equity awards and are mindful to ensure that our equity compensation program does not overly dilute our existing stockholders. To that end, the Compensation Committee will consider potential stockholder dilution, including burn rate and overhang, in the design and administration of equity awards.

Independent Committee. The 2023 Plan is administered by the Compensation Committee. All members of the Compensation Committee are intended to qualify as “independent” under the NYSE listing standards and as “non-employee directors” under Rule 16b-3 adopted under the Exchange Act.

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

Shares Reserved for Issuance Under the 2023 Plan

The maximum aggregate number of shares that we may issue pursuant to awards granted under the 2023 Plan may not exceed 20% of the issued and outstanding shares of our Common Stock as of December 1, 2023. Of the amount described in the preceding sentence, no more than 20% of the total shares of our Common Stock as of December 1, 2023 may be issued under the 2023 Plan pursuant to the grant of incentive stock options (subject to adjustment for anti-dilution purposes as described below).

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

Administration

The 2023 Plan is administered by our Compensation Committee subject to the oversight of our Board. Each member of our Compensation Committee is intended to be independent under applicable SEC Rule 16b-3 and the NYSE American company guide. Our Board and Compensation Committee are also referred to in this discussion collectively as the “Administrator.” Our Board may delegate powers of the Administrator to one or more officers who are not subject to Section 16 of the Exchange Act.

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

Types of Awards

The types of awards authorized under the 2023 Plan are described below and include: restricted stock awards; restricted stock units (“RSUs”); incentive stock options; nonqualified stock options; SARs, which may be granted to the holder of an option with respect to all or a portion of the shares of our Common Stock subject to the option or may be granted separately to an eligible individual; performance awards, which may be either performance shares or performance units; phantom stock awards; other cash-based and stock-based awards; and dividend equivalent awards. Subject to the terms of the 2023 Plan, the Administrator has broad authority to determine the terms and conditions of awards. All awards that constitute “nonqualified deferred compensation” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended (the “IRC”) must comply with the restrictions imposed by that section.

Options

Options granted under the 2023 Plan may be incentive options or nonqualified options. Incentive options may be granted only to our employees, not to independent contractors or non-employee directors. The Administrator determines the exercise price for options. The exercise price may be no less than 100% of the fair market value per share of our Common Stock on the date the option is granted, or 110% of the fair market value for incentive stock options granted to an employee who owns more than 10% of the total combined voting power of all classes of our stock. The preceding exercise price restrictions do not apply to certain options assumed or substituted in a merger or other transaction where the exercise price is adjusted in accordance with applicable tax regulations.

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

The Administrator determines the terms and conditions of an option, the period or periods during which an individual may exercise an option and any conditions on the ability of an individual to exercise an option. The option period may not exceed 10 years (or five years with respect to an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or a parent, subsidiary, as provided in the 2023 Plan). Options are exercisable after termination of employment only to the extent specified by the Administrator in grants of individual awards. The Administrator may, consistent with the terms of the Plan and Section 409A of the IRC, accelerate the date on which options become vested or exercisable.

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

Other Cash-Based Awards and/or Stock-Based Awards

The Administrator has the authority to grant other cash-based and/or stock-based awards to eligible individuals. Other stock-based awards may be valued in whole or in part by reference to, or otherwise based on or related to, shares of Common Stock or awards for shares of our Common Stock, including but not limited to other stock-based awards granted in lieu of bonus, salary or other compensation, other stock-based awards granted with vesting or performance conditions, and/or other stock-based awards granted without being subject to vesting or performance conditions (subject to the terms of the 2023 Plan). Subject to the provisions of the 2023 Plan, the Administrator determines the number of shares of our Common Stock, if any, to be awarded to an individual under (or otherwise related to) such other stock-based awards; whether such other stock-based awards will be settled in cash, shares of our Common Stock or a combination of cash and shares of our Common Stock; and the other terms and conditions of such awards. Other cash-based awards will be valued and settled in cash may be granted in lieu of bonus, salary or other compensation, may be granted with vesting or performance conditions and/or may be granted without being subject to vesting or performance conditions. Other cash-based awards will be subject to such other terms and conditions as may be established by the Administrator.

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

Equity Compensation Plan Information

1,717 shares of Common Stock were covered by awards outstanding under the 2023 Plan as of April 21, 2026 and there were 10,964 restricted stock units outstanding under the 2023 Plan as of April 21, 2026.

Summary of the 2025 Plan

Key Plan Provisions

The following summary discussion describes the principal features of the Volato Group, Inc. 2025 Stock Incentive Plan (the “2025 Plan”). This summary, however, does not purport to be a complete description of all of the provisions of the 2025 Plan. It is qualified in its entirety by reference to the full text and terms of the 2025 Plan.

The 2025 Plan includes several features that our Board believes reflect responsible compensation and governance practices and promote the interests of our stockholders, including the following “best practices”:

Independent Committee. The 2025 Plan is administered by the Compensation Committee. All members of the Compensation Committee are intended to qualify as “independent” under the NYSE listing standards and as “non-employee directors” under Rule 16b-3 adopted under the Exchange Act.

No Discounted Stock Options or SARs and Limit on Option and SAR Terms. Stock options and stock appreciation rights, or SARs, must have an exercise price or base price, as applicable, equal to or greater than the fair market value (which is generally defined to be the closing sale price on the trading day immediately preceding the date of grant) of our Common Stock on the date of grant. In addition, the term of an option or SAR cannot exceed 10 years.

No Stock Option or SAR Repricings Without Stockholder Approval. The 2025 Plan prohibits the repricing of stock options or SARs without the approval of stockholders. This 2025 Plan provision applies to (i) direct repricings (lowering the exercise price of an option or the base price of an SAR), (ii) indirect repricings (exchanging an outstanding option or SAR that is under water for cash, for options or SARs with an option price or base price less than that applicable to the original option or SAR, or for another equity award) and (iii) any other action that would be treated as a repricing under applicable stock exchange rules (subject to anti-dilution adjustments).

Robust Minimum Vesting Requirements for stock-based awards. The 2025 Plan generally imposes a minimum vesting period of one year for Stock Options, SARs and other stock-based awards other than in the cases of death, disability, retirement or a change in control. The Administrator may provide for the grant of awards with shorter or no vesting periods but only with respect to awards covering no more than five percent of the shares authorized for issuance under the 2025 Plan and in certain other limited circumstances. We believe that our vesting and award practices are responsible and further our incentive and retention objectives.

No Automatic “Single Trigger” Vesting Upon Change of Control. The 2025 Plan provides for double trigger treatment of awards upon a Change of Control and does not provide for automatic “single trigger” change of control vesting. Specifically, awards will vest upon a change of control only if (i) awards are not assumed, substituted or continued, or (ii) when such awards are assumed, substituted or continued, only if a participant’s employment is terminated beginning six months before and ending one year after the change of control (or such other period after a change of control as may be stated in a participant’s employment agreement, change in control agreement or similar agreement or arrangement, if applicable after the change of control) and only if such termination of employment or service is without cause or for good reason. Notwithstanding the prior sentence, unless an individual award agreement expressly provides otherwise, in the event that a participant has entered into, or is a participant in, an employment agreement, change of control agreement or plan or similar agreement, plan or arrangement with us, the participant will be entitled to the greater of the benefits provided upon a change of control under the 2025 Plan or the respective employment agreement, change of control agreement or similar agreement, plan or arrangement, and such employment agreement, change of control agreement or similar agreement, plan or arrangement will not be construed to reduce in any way the benefits otherwise provided to a participant upon the occurrence of a change of control as defined in the 2025 Plan.

Prudent Change of Control Provisions. The 2025 Plan includes prudent “change of control” triggers such as requiring a change in beneficial ownership of more than 50% of our voting stock or other voting securities or consummation (rather than stockholder approval) of a merger or other transaction in which the holders of our common stock or other voting securities immediately prior to the transaction have voting control over less than 50% of the voting securities of the surviving corporation immediately after such transaction in order for a “change of control” to be deemed to have occurred.

Prohibition of Certain Share Recycling, or “Liberal Share Counting”, Practices for Options and SARs. The 2025 Plan imposes conservative counting and share recycling provisions for awards. For instance, shares subject to awards that are tendered or withheld to satisfy tax withholding requirements, or payment of an option or SAR exercise price or in connection with net settlement of an award will not be added back for reuse under the 2025 Plan, nor will any shares repurchased on the open market with the portion of the proceeds of an option exercise that represents payment of the exercise price.

No Grants of “Reload” Awards. The 2025 Plan does not provide for “reload” awards (the automatic substitution of a new award of like kind and amount upon the exercise of a previously granted award).

Forfeiture and Clawback. The 2025 Plan authorizes the Administrator to require forfeiture and/or recoupment of plan benefits if a participant engages in certain types of detrimental conduct and to require that a participant be subject to any compensation recovery policy or similar policies that may apply to the participant or be imposed under applicable laws.

No Dividends or Dividend Equivalents on Unearned Awards. Dividends and dividend equivalents on awards issued under the 2025 Plan may only be paid if and to the extent the award has vested or been earned, and no dividends may be paid on shares that are subject to options or SARs.

Limits on Transferability of Awards. Unless permitted by the Administrator, the 2025 Plan does not permit awards to be transferred for value or other consideration.

Duration of the 2025 Plan

The 2025 Plan became effective on July 21, 2025, and will remain in effect until the tenth anniversary minus one day of the 2025 Plan Effective Date unless terminated earlier by our Board.

Shares Reserved for Issuance Under the 2025 Plan

The maximum aggregate number of shares that we may issue pursuant to awards granted under the 2025 Plan may not exceed 415,584 shares, which shall be automatically increased, so long as the Company has a sufficient number of authorized shares of Common Stock, on January 1, 2026 and on each January 1 thereafter by the number of shares equal to five percent (5%) of total issued and outstanding shares of Common Stock on the immediately preceding December 31, unless a lesser number of shares is approved by the Administrator.

If an award is canceled, terminates, expires, is forfeited or lapses for any reason, any unissued or forfeited shares subject to the award will again be available for issuance pursuant to awards granted under the 2025 Plan. The following also are not included in calculating the 2025 Plan share limitations described above: (a) awards which are settled in cash and (b) dividends, including dividends paid in shares, or dividend equivalents paid in connection with outstanding awards. If the full number of shares subject to an award is not issued for by reason of the failure to achieve maximum performance factors or other criteria, only the number of shares issued and delivered will be considered for purposes of determining the number of shares remaining available for issuance pursuant to awards granted under the 2025 Plan.

In addition, (i) shares issued under the 2025 Plan through the settlement, assumption or substitution of outstanding awards granted by another entity or obligations to grant future awards as a condition of or in connection with a merger, acquisition or similar transaction involving our acquisition of another entity will not reduce the maximum number of shares available for delivery under the 2025 Plan, and (ii) available shares under a stockholder approved plan of an acquired company (as appropriately adjusted to reflect the transaction) may be used for awards under the 2025 Plan and will not reduce the maximum number of shares available under the 2025 Plan, subject, in the case of both (i) and (ii), to applicable stock exchange listing requirements, if any.

The following shares may not again be made available for issuance as awards under the 2026 Plan: any shares (a) withheld or delivered to satisfy the tax withholding requirements for an award or withheld or delivered to pay the exercise price related to an option or SAR, (b) not issued or delivered as a result of the net settlement of an award or (c) repurchased on the open market with the portion of the proceeds of the exercise of an option that does not exceed the exercise price.

The number of shares reserved for issuance under the 2025 Plan and the terms of outstanding awards may be adjusted in the event of an adjustment in the capital structure of Volato (such as adjustments due to a merger, stock split, stock dividend or similar event), as provided in the 2025 Plan.

Administration

The 2025 Plan is administered by our Compensation Committee subject to the oversight of our Board. Each member of our Compensation Committee is intended to be independent under applicable US Securities and Exchange Commission Rule 16b-3 and the NYSE listing standards. Our Board and Compensation Committee are also referred to in this discussion collectively as the “Administrator.” Our Board may delegate powers of the Administrator to one or more officers who are not subject to Section 16 of the Exchange Act, subject to applicable law and limitations set by the Board.

Subject to the terms of the 2025 Plan, the Administrator’s authority includes but is not limited to the authority to: (a) determine all matters relating to awards, including selection of individuals to be granted awards, the types of awards, the number of shares of our Common Stock, if any, subject to an award, the vesting conditions applicable to an award, and the other terms, conditions, restrictions and limitations of an award; (b) prescribe the form or forms of agreements evidencing awards granted under the 2025 Plan; (c) establish, amend and rescind rules and regulations for the administration of the 2025 Plan; (d) correct any defect, supply any omission or reconcile any inconsistency in the 2025 Plan or in any award or award agreement, including unilateral authority to amend the Plan to comply with applicable law; and (e) construe and interpret the 2025 Plan, awards and award agreements made under the 2025 Plan, interpret rules and regulations for administering the 2025 Plan and make all other determinations deemed necessary or advisable for administering the 2025 Plan. Vesting conditions may vary among individuals and may include attainment of performance objectives, continued service or employment for a specified period, or other provisions related to the purpose of the compensation and may provide for acceleration of vesting upon retirement, disability, death or other conditions specified by the Administrator. Performance measures may vary among individuals and will be based upon such performance factors or criteria as the Administrator determines.

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

Amendment and Termination

The 2025 Plan and awards made under the 2025 Plan may be amended, suspended or terminated at any time by our Board (or the Administrator, with respect to awards). However, stockholder approval of any 2025 Plan amendment is required if required by applicable laws, rules or regulations, and, except as otherwise provided in the 2025 Plan, an amendment or termination of an award may not materially adversely affect the rights of the recipient of the award without the recipient’s consent; provided, however, that recipient consent is not required when such change is necessary to comply with applicable law or changes to applicable law. In addition, and except for adjustments made pursuant to a change in our Common Stock pursuant to a merger, consolidation, recapitalization or reorganization, or if our Board declares a stock dividend, stock split distributable in shares of our Common Stock, reverse stock split, other distribution (other than an ordinary or regular cash dividend) or combination or reclassification of our Common Stock, or if there is a similar change in our capital stock structure affecting our common stock (excluding conversion of convertible securities and/or the exercise of warrants by their holders, or in connection with a change of control), stockholder approval is required to take any action with respect to an option or SAR “repricing,” that is, (i) amending the terms of outstanding options or SARs to reduce the exercise price, (ii) exchanging outstanding options or SARs for cash, options or SARs with an exercise price that is less than the exercise price of the original option or SAR or for other equity awards at a time when the original option or SAR has an exercise price above the fair market value of our common stock or (iii) other action that would be treated as a repricing under any applicable stock exchange rules (other than adjustments for anti-dilution purposes).

Types of Awards

The types of awards authorized under the 2025 Plan are described below and include: restricted stock awards; restricted stock units; incentive stock options; nonqualified stock options; SARs, which may be granted to the holder of an option with respect to all or a portion of the shares of our Common Stock subject to the option or may be granted separately to an eligible individual; performance awards, which may be either performance shares or performance units; phantom stock awards; other cash-based and stock-based awards; and dividend equivalent awards. Subject to the terms of the 2025 Plan, the Administrator has broad authority to determine the terms and conditions of awards. All awards that constitute “nonqualified deferred compensation” within the meaning of Section 409A of the Code must comply with the restrictions imposed by that section.

Options

Options granted under the 2025 Plan may be incentive options or nonqualified options. Incentive options may be granted only to our employees, not to independent contractors or non-employee directors. The Administrator will determine the exercise price for options. The exercise price may be no less than 100% of the fair market value per share of our Common Stock on the date the option is granted, or 110% of the fair market value for incentive stock options granted to an employee who owns more than 10% of the total combined voting power of all classes of our stock. The preceding exercise price restrictions do not apply to certain options assumed or substituted in a merger or other transaction where the exercise price is adjusted in accordance with applicable tax regulations.

Pursuant to Section 422 of the Code and the terms of the 2025 Plan, in no event may there first become exercisable by a participant in any one calendar year incentive options granted by us with respect to shares having an aggregate fair market value (determined at the time an option is granted) greater than $100,000. To the extent that an incentive option granted under the 2025 Plan exceeds this limitation, the excess will be treated as a nonqualified option.

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

The Administrator will determine the terms and conditions of an option, the period or periods during which an individual may exercise an option and any conditions on the ability of an individual to exercise an option. The option period may not exceed 10 years (or five years with respect to an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of Volato or a parent, subsidiary, as provided in the 2025 Plan). Options are exercisable after termination of employment only to the extent specified by the Administrator in grants of individual awards. The Administrator may, consistent with the terms of the Plan and Section 409A of the Code, accelerate the date on which options become vested or exercisable.

Restricted Stock Awards

Under the 2025 Plan, the Administrator may grant restricted awards to participants in such numbers, upon terms and at such times as the Administrator determines. Restricted awards may be in the form of restricted stock awards or restricted stock units (“RSUs”) that are subject to certain conditions, which conditions must be met in order for such award to vest or be earned, in whole or in part, and no longer subject to forfeiture. Restricted stock awards are payable in shares of common stock. RSUs may be payable in cash or shares of common stock, or partly in cash and partly in shares of common stock, in accordance with the terms of the 2025 Plan and the discretion of the Administrator.

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

The Administrator will determine, subject to the terms of the 2025 Plan, the performance objectives and other conditions applicable to each performance award. Unless otherwise specified by the Administrator, the recipient of performance units will forfeit upon separation from service any units whose objectives have not been attained at that time. Performance measures may vary between individuals and be based upon such performance factors or criteria as the Administrator determines. The Administrator may, in its sole discretion, accelerate the date that performance units granted to any recipient are deemed to have been earned in whole or in part.

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

Upon vesting, the holder of phantom share units is entitled to receive consideration equal to the number of units multiplied by the fair market value of a share of our Common Stock on the date of exercise. Payment may be made, in the discretion of the Administrator, in cash or in shares of our common stock valued at fair market value on the applicable vesting date or dates (or other date or dates determined by the Administrator), or in a combination thereof. Payments may be made in a lump sum or upon such other terms consistent with the 2025 Plan and Section 409A of the Code as may be established by the Administrator.

The Administrator will determine the vesting conditions and other terms of each grant, subject to the terms of the 2025 Plan.

Other Cash-Based Awards and/or Stock-Based Awards

The Administrator has the authority to grant other cash-based and/or stock-based awards to eligible individuals. Other stock-based awards may be valued in whole or in part by reference to, or otherwise based on or related to, shares of Common Stock or awards for shares of our Common Stock, including but not limited to other stock-based awards granted in lieu of bonus, salary or other compensation, other stock-based awards granted with vesting or performance conditions, and/or other stock-based awards granted without being subject to vesting or performance conditions (subject to the terms of the 2025 Plan). Subject to the provisions of the 2025 Plan, the Administrator will determine the number of shares of our Common Stock, if any, to be awarded to an individual under (or otherwise related to) such other stock-based awards; whether such other stock-based awards will be settled in cash, shares of our Common Stock or a combination of cash and shares of our Common Stock; and the other terms and conditions of such awards. Other cash-based awards will be valued and settled in cash may be granted in lieu of bonus, salary or other compensation, may be granted with vesting or performance conditions and/or may be granted without being subject to vesting or performance conditions. Other cash-based awards will be subject to such other terms and conditions as may be established by the Administrator.

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

Change of Control

Under the terms of the 2025 Plan, the following provisions apply in the event of a change of control (except as otherwise required under Section 409A of the Code or provided in an award agreement):

To the extent that the successor or surviving company in the change of control event does not assume or substitute for an award (or in which we are the ultimate parent corporation and do not continue the award) on substantially similar terms or with substantially equivalent economic benefits (as determined by the Administrator) as awards outstanding under the 2025 Plan immediately prior to the change of control event, (A) all outstanding options and SARs will become fully vested and exercisable, whether or not then otherwise vested and exercisable; and (B) any restrictions, including but not limited to the restricted period, performance period and/or performance factors or criteria applicable to any outstanding award other than options or SARs will be deemed to have been met, and such awards will be deemed vested and earned in full at the greater of actual or target.

In addition, if an award is substituted, assumed or continued as provided in the 2025 Plan, the award will become vested (and, in the case of options and SARs, exercisable) and any restrictions, including but not limited to the restricted period, performance period and/or performance factors or criteria applicable to any outstanding award other than options or SARs will be deemed to have been met, and such awards will be deemed vested and earned in full at the greater of actual or target, if the employment or service of the participant is terminated beginning six months before and ending one year after the date of the change of control (or such other period after a change of control as may be stated in a participant’s employment agreement, change in control agreement or similar agreement or arrangement, if applicable), but only if such termination of employment or service (A) is by the Company not for cause or (B) is by the participant for good reason. If the termination of employment or service precedes the change of control, the award will be settled as of the date of the change.

Further, and notwithstanding any other provision of the 2025 Plan to the contrary, and unless an individual award agreement expressly provides otherwise, in the event that a participant has entered into, or is a participant in, an employment agreement, change of control agreement or plan or similar agreement, plan or arrangement with the Company, the participant will be entitled to the greater of the benefits provided upon a change of control of the Company under the 2025 Plan or the respective employment agreement, change of control agreement or similar agreement, plan or arrangement, and such employment agreement, change of control agreement or similar agreement, plan or arrangement will not be construed to reduce in any way the benefits otherwise provided to a participant upon the occurrence of a Change of Control as defined in the 2025 Plan.

Transferability

Incentive options are not transferable other than by will or the laws of intestate succession or, in the Administrator’s discretion, for no consideration in other circumstances consistent with Code Section 422 and related regulations. Nonqualified options are not transferable other than by will or the laws of intestate succession or, in the Administrator’s discretion, for no consideration in other circumstances consistent with the registration provisions of the Securities Act of 1933, as amended. Restricted awards, SARs, performance awards, phantom stock awards and other cash-based and stock-based awards generally are not transferable other than transfers by will or the laws of intestate succession, and participants may not sell, transfer, assign, pledge or otherwise encumber shares subject to an award until the award has vested and all other conditions established by the Administrator have been met.

Forfeiture and Recoupment

As noted above, the 2025 Plan authorizes the Administrator to require forfeiture and recoupment of plan benefits if a participant engages in certain types of detrimental conduct and to require that a participant be subject to any compensation recovery policy or similar policies that may apply to the participant or be imposed under applicable laws.

Certain United States Federal Income Tax Consequences

The following summary generally describes the principal U.S. federal (and not foreign, state or local) income tax consequences of awards granted under the 2025 Plan as they were in effect on the date of this proxy statement. The summary is general in nature and is not intended to cover all tax consequences that may apply to a particular employee or to Volato. The provisions of the Code and related regulations concerning these matters are complicated and their impact in any one case may depend upon the particular circumstances. Tax laws are subject to change.

Incentive Options

Incentive options granted under the 2025 Plan are intended to qualify as incentive stock options under Code Section 422. Pursuant to Code Section 422, the grant and exercise of an incentive option generally will not result in taxable income to the participant (with the possible exception of alternative minimum tax liability) if the participant (a) does not dispose of shares received upon exercise of such option within the period ending at the later of one year after the date of exercise or two years after the date of grant, and (b) has continuously been our employee from the date of grant to three months before the date of exercise (or 12 months in the event of death or disability). However, the excess of the fair market value of the shares received upon exercise of the incentive option over the exercise price for such shares generally will constitute an item of adjustment in computing the participant’s alternative minimum taxable income for the year of exercise. Thus, certain participants may experience an increase in their federal income tax liability as a result of the exercise of an incentive option under the alternative minimum tax rules of the Code. We generally will not be entitled to a deduction for income tax purposes in connection with the exercise of an incentive option.

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

Nonqualified Options

For federal income tax purposes, the grant of a nonqualified option on the terms specified by the 2025 Plan should not result in taxable income to a participant or a tax deduction to us. The difference between the fair market value of the stock on the date of exercise and the exercise price will constitute taxable ordinary income to the participant on the date of exercise. We generally will be entitled to a corresponding income tax deduction to the extent that the amount represents reasonable compensation and an ordinary and necessary business expense, subject to any required income tax reporting. The participant’s basis in shares of common stock acquired upon exercise of an option will equal the exercise price plus the amount of income taxable at the time of exercise. Any subsequent disposition of the stock by the participant will be taxed as a capital gain or loss to the participant and will be long-term capital gain or loss if the participant has held the stock for more than one year at the time of sale.

Stock Appreciation Rights

For federal income tax purposes, the grant of a SAR on the terms specified by the 2025 Plan should not result in taxable income to a participant or a tax deduction to us. Upon exercise, the amount of cash and fair market value of shares received by the participant, less cash or other consideration paid (if any), is taxed to the participant as ordinary income, and we will generally be entitled to a corresponding income tax deduction to the extent the amount represents reasonable compensation and an ordinary and necessary business expense, subject to any required income tax reporting.

Restricted Stock Awards.

The grant of a restricted stock award will not result in taxable income to the participant or a tax deduction to us for federal income tax purposes, unless the restrictions on the stock do not present a substantial risk of forfeiture or the award is transferable, as defined under Code Section 83. In the year that the restricted stock is no longer subject to a substantial risk of forfeiture or the award becomes transferable, the fair market value of such shares at such date and any cash amount awarded, less cash or other consideration paid (if any), will be included in the participant’s ordinary income as compensation, except that the participant may elect, within 30 days after the transfer of the shares and in accordance with the requirements of Section 83(b) of the Code, to include in his or her ordinary income as compensation at the time the restricted stock is awarded the fair market value of such shares at such time, less any amount paid for the shares. We generally will be entitled to an income tax deduction at time when the participant recognizes income and in the same amount, to the extent that the amount represents reasonable compensation and an ordinary and necessary business expense, subject to any required income tax reporting.

Restricted Stock Units, Performance Awards, Phantom Stock Awards, Other Cash-Based and Stock-Based Awards and Dividend Equivalents

The grant of a restricted stock unit, performance award, phantom stock award, other cash-based and stock-based awards or a dividend equivalent award on the terms specified by the 2025 Plan should not result in taxable income to the participant or a tax deduction to us for federal income tax purposes. Upon the settlement of the award, the participant will recognize taxable income equal to any cash and the fair market value of any stock received in settlement of the award. We generally will be entitled to a corresponding income tax deduction equal to the ordinary income recognized by the participant to the extent that the amount represents reasonable compensation and an ordinary and necessary business expense, subject to any required income tax reporting.

Code Section 409A

Awards granted under the 2025 Plan may be subject to Code Section 409A and related regulations and other guidance. Code Section 409A imposes certain requirements on unfunded, nonqualified deferred compensation plans. If Code Section 409A applies to the 2025 Plan or any award, and the 2025 Plan and the award do not, when considered together, satisfy the requirements of Code Section 409A during a taxable year, the participant will have ordinary income in the year of noncompliance in the amount of all deferrals subject to Code Section 409A to the extent that the award is not subject to a substantial risk of forfeiture. In subsequent years, the participant will have ordinary income equal to any increase in the value of the award to the extent that the award is then vested. In addition to ordinary income tax, the participant will be subject to an additional income tax of 20% on all amounts includable in income and may also be subject to interest charges under Code Section 409A. We do not undertake to have any responsibility to take, or to refrain from taking, any actions in order to achieve a certain tax result for any participant.

Tax Withholding

Generally, a participant will be required to pay us in cash the amount of any tax or other amount required by any governmental authority to be withheld and paid over by us to such authority for the account of the recipient. Alternatively, the Administrator may in its discretion establish procedures to permit a recipient to satisfy such obligation in whole or in part, and any local, state, federal, foreign or other income tax obligations relating to an award, by electing to deliver to Volato shares of common stock held by the participant that are fully vested and not subject to any pledge or other security interest or to have Volato withhold shares of our Common Stock from the shares to which the recipient is otherwise entitled. Under the 2025 Plan, the number of shares to be withheld or delivered will have a fair market value (as determined pursuant to the 2025 Plan) as of the date that the amount of tax to be withheld is determined as nearly as equal as possible to, but not exceeding (unless otherwise permitted by the Administrator in a manner in accordance with applicable laws, rules and regulations and applicable accounting principles), the amount of such obligations being satisfied.

Equity Compensation Plan Information

There were no shares of Common Stock outstanding under the 2025 Plan as of April 21, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of Common Stock as of April 21, 2026, by:

●	each person who is, or is expected to be, the beneficial owner of more than 5% of the outstanding shares of Common Stock;

●	each of the Company’s named executive officers and directors; and

●	all of the Company’s executive officers and directors as a group.

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

The beneficial ownership percentages set forth in the table below are based on 38,895,663 shares of Common Stock issued and outstanding as of April 21, 2026.

Name and Address of Beneficial Owner(1)	Number of Shares	% of Outstanding Common Stock
Directors and Named Executive Officers:
Matthew Liotta(2)	326,384	*
Nicholas Cooper(3)	95,255	*
Michael Prachar(4)	68,817	*
Mark Heinen (5)	60,921	*
Michael Nichols(6)	10,775	*
Christopher Burger(7)	30,135	*
Alan D. Gaines	0	*
All directors and Executive Officers as a group (7 individuals)	592,287	1.5%
Five Percent Holders:
Clearthink Capital Partners, LLC(8)	2,807,295	7.2%
Douglas Cole(9)	2,808,682	7.2%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the directors and executive officers of the Company is c/o Volato Group, Inc., 1954 Airport Road, Suite 124 Chamblee, Georgia 30341.

(2)	Mr. Liotta beneficially owns (i) 138,647 shares of Common Stock held by Argand Group LLC, in which Mr. Liotta holds shared voting and dispositive power, (ii) 52,885 shares of Common Stock held by PDK Capital, LLC, in which Mr. Liotta has sole voting power and shares dispositive power with his spouse, Jennifer Liotta, (iii) 66,052 shares of Common Stock directly owned by Mr. Liotta, (iv) 41,826 shares of Common Stock held indirectly through Ms. Liotta, (v) 6,974 shares of Common Stock held by the Matthew D. Liotta 2021 Trust, (vi) 10,000 shares granted to Mr. Liotta by the Board, which have not yet been accepted but are issuable upon acceptance, and (vii) 10,000 shares granted to Ms. Liotta by the Board, which have not yet been accepted but are issuable upon acceptance.

(3)	Mr. Cooper beneficially owns (i) 94,100 shares of Common Stock held by Hoop Capital LLC in which Mr. Cooper holds shared voting and investment power, and (ii) 1,155 shares of Common Stock directly owned by Mr. Cooper.

(4)	Mr. Prachar beneficially owns (i) 45,615 shares of Common Stock, (ii) 355 shares of Common Stock held indirectly through his spouse, Jodi Prachar, (iii) 12,847 shares of Common Stock underlying exercisable stock options, and (iv) 10,000 shares granted to Mr. Prachar by the Board, which have not yet been accepted but are issuable upon acceptance.

(5)	Mr. Heinen beneficially owns 50,921 shares of Common Stock, and (ii) 10,000 shares granted to Mr. Heinen by the Board, which have not yet been accepted but are issuable upon acceptance.

(6)	Mr. Nichols beneficially owns (i) 1,512 shares of Common Stock, (ii) 1,763 shares of Common Stock underlying exercisable options, and (iii) 7,500 shares granted to Mr. Nichols by the Board, which have not yet been accepted but are issuable upon acceptance.

(7)	Mr. Burger beneficially owns (i) 22,282 shares of Common Stock, (ii) 353 shares of Common Stock underlying exercisable options, and (iii) 7,500 shares granted to Mr. Burger by the Board, which have not yet been accepted but are issuable upon acceptance.

(8)	The principal business address for Clearthink Capital Partners, LLC is 210 West 77th Street, 7W, New York, NY 10024.

(9)	The principal address for Douglas Cole is 1913 Saint Andrews Drive Moraga, CA 94556.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to securities that may be issued under our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	17,677	$4.69	163,854
Equity compensation plans not approved by security holders	—	$—	—
Total	17,677	$4.69	163,854

Potential Change in Control

On July 28, 2025, we entered into the Merger Agreement with Merger Sub and M2i, pursuant to which Merger Sub will merge with and into M2i, with M2i surviving the Merger as a wholly-owned subsidiary of Volato. The Merger is subject to approval by each company’s stockholders and other customary closing conditions. Upon consummation of the Merger, it is currently expected that M2i’s stockholders will own approximately 85% of the combined company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements with our directors and executive officers described under the “Directors and Management” section in this Amendment, the following is a description of each transaction since January 1, 2024, and each currently proposed transaction in which (i) we have been or will be a participant; (ii) the amount involved exceeds or will exceed the lesser of $120,000 or one percent of the average of the our total assets at year-end for the last two completed fiscal years; and (iii) any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Employment of Immediate Family Members

Jennifer Liotta was the Company’s General Counsel, until September 5, 2024, and is the spouse of Matthew Liotta, our Chief Executive Officer and Chairman of the Board. Ms. Liotta received total compensation of $60,700 and $160,000 from Volato, Inc. in 2024 and 2023, respectively. Ms. Liotta’ compensation was established in accordance with its compensation practices and without the involvement of Matthew Liotta. Jennifer Liotta rejoined the Company as General Counsel effective November 16, 2025.

John Liotta was the Company’s Executive Vice President of Corporate Development, until August 30, 2024, and is the brother of Matthew Liotta, our Chief Executive Officer and Chairman of the Board. Mr. John Liotta received total compensation of $86,666 and $122,500 from Volato, Inc. in 2024 and 2023, respectively. Mr. John Liotta’s compensation was established in accordance with its compensation practices and without the involvement of Matthew Liotta.

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

The limitation of liability, advancement and indemnification provisions in our Certificate of Incorporation and Bylaws may discourage stockholders from bringing lawsuits against our directors and officers for any alleged breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative or other litigation against directors and officers, even though such an action, if successful, might otherwise benefit the Company and/or its stockholders. In addition, your investment may be adversely affected to the extent the Company pays the costs of the legal and other expenses of, and settlement and damage awards against directors and officers pursuant to these indemnification advancement provisions or to the extent that any current or former director or officer is exculpated from liability under these provisions.

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

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 in any calendar year or 2% of our total assets averaged across the last two most recently completed fiscal years; (2) we or any of our subsidiaries are a participant; and (3) any (a) executive officer, director or nominee for election as a director, (b) beneficial owner greater than 5% of our common stock or any other class or series of our securities, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform their work objectively and effectively. Conflicts of interest may also arise if a person, or a member of their family, receives improper personal benefits as a result of their position.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

Because our Common Stock is listed on the NYSE American, we are required to comply with the applicable rules of such exchange in determining whether a director is independent. The Board has determined, based on information provided by each director concerning his or her background, employment and affiliations, that each of Mr. Gaines, Mr. Burger and Mr. Nichols qualifies as independent as defined under the applicable NYSE American and SEC rules. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership or our Common Stock held by each non-employee director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary and description of aggregate fees agreed to be paid by the Company for professional services rendered by Elliott Davis, PLLC for the fiscal year ended December 31, 2025 and Rose, Snyder & Jacobs LLP for the fiscal year ended December 31, 2024:

	2025($)	2024($)
Audit Fees	$312,000	$248,000
Audit-Related Fees(1)	88,000	112,200
Tax Fees	—	—
All Other Fees	—	—
Total	$400,000	$360,200

(1)	Audit-Related Fees - for fiscal year 2025 and 2024, this category includes fees for services related to securities offerings, including consents and comfort letters.

All audit fees relating to the audit for the fiscal years ended December 31, 2025 and 2024 were approved in advance by the audit committee. All audit and non-audit services to be provided by our independent auditors were, and will continue to be, pre-approved by the audit committee.

The audit committee has considered the nature and amount of fees billed by Elliott Davis, PLLC, and believes that the provision of services for activities unrelated to the audit was compatible with maintaining their independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors (the “Policy”) prior to the engagement of the independent auditors with respect to such services. Under the Policy, proposed services may be pre-approved on a periodic basis, or individual engagements may be separately approved by the Audit Committee prior to the services being performed. In each case, the Audit Committee considers whether the provision of such services would impair the independent auditor’s independence. All services provided by our independent auditors in fiscal 2025 and 2024 were pre-approved by the Audit Committee.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements are set forth under Part II, Item 8 of the Original Filing.

(b) Exhibits

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated July 28, 2025, between Volato Group, Inc., Volato Merger Subsidiary, Inc., and M2i Global, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated January 19, 2026, between Volato Group, Inc., Volato Merger Subsidiary, Inc., and M2i Global, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2026).
3.1	Second Amended and Restated Certificate of Incorporation of Volato Group, Inc., as amended through February 19, 2025 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed with the SEC on May 7, 2025).
3.2	Third Amended and Restated Bylaws of Volato Group, Inc. PROOF Acquisition Corp I, as amended through October 10, 2024 (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2024).
4.1	Description of Securities (incorporated by reference to Company’s Annual Report on form 10-K filed with the SEC on March 12, 2026).
10.1	Form of Second Tranche 10% Original Issue Discount Senior Unsecured Convertible Promissory Note (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2025).
10.2	Form of Third Tranche 10% Original Issue Discount Senior Unsecured Convertible Promissory Note (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2025).
10.3	Form of Stockholder Voting and Support Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).
10.4	Form of Share Exchange Agreement, dated September 30, 2025, between the Company and certain shareholders of M2i Global, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2025).
10.5	Fourth Amendment to Aircraft Management Services Agreement, dated October 1, 2025, between Volato Group, Inc. and flyExclusive, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025.)
10.6	Form of Fourth Tranche 10% Original Issue Discount Senior Unsecured Convertible Promissory Note (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025).
10.7	Fifth Amendment to the Aircraft Management Services Agreement, dated March 6, 2026 (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on form 10-K filed with the SEC on March 12, 2026).
10.8	Asset Purchase agreement with flyExclusive, dated March 6, 2026 (incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on form 10-K filed with the SEC on March 12, 2026).
19.1	Insider trading policy (incorporated by reference from Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 15, 2025).
23.1	Consent of Rose, Snyder & Jacobs, LLP (incorporated by reference herein from the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026).
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.1 to the Company’s Annual Report on form 10-K filed with the SEC on March 12, 2026).
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.2 to the Company’s Annual Report on form 10-K filed with the SEC on March 12, 2026).
31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to the Company’s Annual Report on form 10-K filed with the SEC on March 12, 2026).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.2 to the Company’s Annual Report on form 10-K filed with the SEC on March 12, 2026).
97.1	Volato Group, Inc. Clawback Policy (incorporated by reference to Company’s Annual Report on form 10-K filed with the SEC on March 31, 2025).
101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: April 30, 2026
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

Name	Title	Date

/s/ Matthew Liotta	Chief Executive Officer and Director	April 30, 2026
Matthew Liotta	(Principal Executive Officer)

/s/ Mark Heinen	Chief Financial Officer	April 30, 2026
Mark Heinen	(Principal Financial and Accounting Officer)

/s/ Nicholas Cooper	Director	April 30, 2026
Nicholas Cooper

/s/ Michael Nichols	Director	April 30, 2026
Michael Nichols

/s/ Chris Burger	Director	April 30, 2026
Chris Burger

/s/ Alan D. Gaines	Director	April 30, 2026
Alan D. Gaines

