Form 10-Q
period 2026-03-31
Volato Group, Inc.
filed 2026-05-15
CIK 1853070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2026

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

As of May 8, 2026, there were 30,903,163 shares of common stock outstanding.

VOLATO GROUP, INC.

FORM 10-Q

Special Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward- looking statements may appear throughout this report, including the following sections: “Risk Factors” (Part II, Item 1A of this Quarterly Report on Form 10-Q (“Quarterly Report”)), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions or the negative of such terms. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe certain risks and uncertainties that could cause actual results and events to differ materially in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” of our most recent Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I.

ITEM 1. FINANCIAL STATEMENTS

VOLATO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$1,903	$4,698
Accounts receivable, net	31	101
Contract assets, net	820	636
Deposits	40	70
Note receivable, current	256	206
Investment in M2i	376	1,197
Investment in flyExclusive	1,021	1,739
Aviation asset option	—	324
Prepaid expenses and other current assets	1,163	572
Current assets - discontinued operations	121	267
Total current assets	5,731	9,810

Property and equipment, net	383	323
Operating lease, right-of-use assets	118	128
Note receivable, non-current	1,674	1,693
Total assets	$7,906	$11,954

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,183	$3,394
Dividend payable	—	1,637
Convertible notes, net	247	4,230
Operating lease liability	45	43
Customer deposits and deferred revenue	3,429	2,823
Current liabilities - discontinued operations	1,375	1,591
Total current liabilities	8,279	13,718

Operating lease liability, non-current	73	85
Total liabilities	$8,352	$13,803

COMMITMENTS AND CONTINGENCIES (Note 13)

Shareholders’ deficit:
Common Stock Class A, $0.0001 par value; 200,000,000 authorized; 20,185,249 and 9,510,784 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$6	$5
Additional paid-in capital	102,953	98,917
Accumulated deficit	(103,405)	(100,771)
Total shareholders’ deficit	(446)	(1,849)
Total liabilities and shareholders’ deficit	$7,906	$11,954

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLATO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$997	$25,483

Costs and expenses:
Cost of revenue	294	20,987
Selling, general and administrative	3,050	1,970
Total costs and expenses	3,344	22,957

Operating income (loss)	(2,347)	2,526

Other income (expenses):
Other income, net	26	1,181
Gain on sale of asset	1,094	—
Gain (loss) from change in fair value of financial instruments	(1,378)	(849)
Interest income (expense), net	27	(2,400)
Other income (expenses), net	(231)	(2,068)

Income (loss) before provision for income taxes and discontinued operations	(2,578)	458
Provision for income taxes	5	98
Net income (loss) from continuing operations	(2,583)	360
Net income (loss) from discontinued operations, net of taxes	(51)	95
Net income (loss)	$(2,634)	$455

Basic and diluted net income (loss) per share:
Net income (loss) per share from continuing operations, basic	$(0.17)	$0.19
Net income (loss) per share from continuing operations, diluted	$(0.17)	$0.03
Net income (loss) per share from discontinued operations, basic	$(0.00)	$0.05
Net income (loss) per share from discontinued operations, diluted	$(0.00)	$0.01
Net income (loss) per share, basic	$(0.18)	$0.24
Net income (loss) per share, diluted	$(0.18)	$0.03

Weighted average common shares outstanding:
Basic	14,862,487	1,862,438
Diluted	14,862,487	14,180,389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLATO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except shares)

(unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	1,843,852	$5	$87,968	$(104,307)	$(16,334)
Stock-based compensation	—	—	46	—	46
Issuance of common stock	57,041	—	—	—	—
Net income	—	—	—	455	455
Balance as of March 31, 2025	1,900,893	$5	$88,014	$(103,852)	$(15,833)

	Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2025	9,510,784	$5	$98,917	$(100,771)	$(1,849)
Stock-based compensation	—	—	30	—	30
Issuance of common stock for debt conversion	10,604,465	1	4,006	—	4,007
Issuance of restricted stock units	70,000	—	—	—	—
Net loss	—	—	—	(2,634)	(2,634)
Balance as of March 31, 2026	20,185,249	$6	$102,953	$(103,405)	$(446)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLATO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss) from continuing operations	$(2,583)	$360
Net income (loss) from discontinued operations	(51)	95
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	58	85
Non-monetary exchange	32	—
Stock compensation expense	30	46
Gain from sale of asset	(1,094)	—
(Gain) loss from disposal property and equipment	26	(6)
Loss from sale of consolidated entity	—	35
Gain on settlement of liabilities	(6)	—
Loss on dividend payable	101	—
Amortization right-of-use asset	10	9
Amortization of debt discount	—	98
Change in fair value of convertible notes	60	849
Loss on investment in M2i	821	—
Loss on investment in flyExclusive	74	—
Loss on aviation asset option	324	—
Changes in assets and liabilities:
Accounts receivable	70	1
Contract assets, net	(184)	—
Prepaid and other current assets	(621)	(92)
Deposits	30	1,800
Account payable and accrued liabilities	(149)	40
Customers’ deposits and deferred revenue	605	(2,063)
Change in assets and liabilities of discontinued operations	(126)	(1,569)
Net cash provided by (used in) operating activities from continuing operations	(2,396)	1,162
Net cash used in operating activities from discontinued operations	(177)	(1,474)
Net cash used in operating activities	(2,573)	(312)
Investing activities:
Cash payment for property and equipment	(176)	—
Proceeds from the sale of property and equipment	—	21
Net cash (used in) provided by investing activities	(176)	21
Financing activities:
Principal payment on lease obligations	(10)	(9)
Repayment of loans	—	(1,124)
Costs of share issuance	(36)	—
Net cash used in financing activities	(46)	(1,133)
Net decrease in cash	(2,795)	(1,424)
Cash, beginning of period	4,698	4,000
Cash, end of period	$1,903	$2,576
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1,224
Cash paid for income taxes	$48	$—
Non-Cash Investing and Financing Activities:
Note receivable from sale of GC Aviation, Inc.	$—	$1,800
Non-cash interest	$—	$1,176
In-kind dividend paid	$(1,738)	$—
Credit facility for aircraft deposit	$—	$(19,500)
Issuance of shares for convertible notes	$4,043	$—
Investment in flyExclusive	$1,738	$—
Financing for aircraft purchase	$—	$19,629
Payment on liability for aircraft purchase	$—	$(19,718)
Deposits on aircraft	$—	$21,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLATO GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Volato Group, Inc. (“we”, “us”, “the Company”, or “Volato”) is a holding company for several wholly owned subsidiaries, including Volato, Inc., Fly Vaunt, LLC, Gulf Coast Aviation, LLC (f/k/a Gulf Coast Aviation, Inc.), Volato Merger Subsidiary, Inc., and Parslee, LLC. The Company’s primary operating subsidiary was founded in 2021. That year, the Company entered the private jet charter and fractional ownership market with its Part 135 HondaJet ownership program, taking delivery of its first jet in August 2021 and completing its first Part 135 charter flight in October of 2021. In March 2022, the Company acquired Gulf Coast Aviation, Inc. (n/k/a Gulf Coast Aviation, LLC), owner of G C Aviation, Inc., a Texas entity and Part 135 air carrier certificate holder. In March 2022, the Company placed orders for four Gulfstream G280s for delivery in 2024 and 2025. In September 2022, the Company started internal development on its full suite Flight Management Software platform Mission Control, in the fourth quarter of 2023 the Company commercially launched Vaunt, our proprietary consumer facing empty leg platform, and in the fourth quarter of 2025 the Company commercially launched Parslee, our AI based document intelligence platform.

In September 2024, the Company entered into an agreement with flyExclusive, Inc., (“flyExclusive”) a leading provider of private jet charter services, to transition the management of its aircraft ownership fleet operations to flyExclusive. This move was intended to bring substantial cost savings and allow Volato to focus on its potential high-growth areas, including aircraft sales and proprietary software products. The Company has continued to take delivery of new aircraft and also generate revenue from its proprietary software, including the Vaunt platform, its empty leg consumer app. In the fourth quarter of 2024, we transferred our aircraft lease agreements to flyExclusive and have no further obligations under the aircraft lease agreements or control over flight operations. The Company has retained insider card liabilities of $0.1 million that is included in discontinued operations as of March 31, 2026.

On February 24, 2025, the Company effected a reverse stock split of its issued and outstanding Class A common stock (also referred to as “common stock” in this Quarterly Report), at a ratio of 1-for-25 (the “Reverse Stock Split”) with no change in par value. All share amounts have been retroactively adjusted to account for the split as if it occurred at inception.

On March 20, 2025, the Company sold its former subsidiary GC Aviation, Inc., which held the FAA Part 135 certificate for $2.0 million, of which $1.8 million was a note receivable.

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

As consideration for the execution of the Amendment, flyExclusive agreed to pay $2,000,000 to the Company, in cash or shares of flyExclusive Class A common stock, in exchange for the right to receive either (i) the net proceeds that the Company receives from the sale of a certain G280 aircraft, or (ii) if, and only if, Gulfstream provides written consent, assignment of the G280 Agreement from the Company to flyExclusive subject to the execution of an asset purchase agreement relating solely to the transfer of the G280 Agreement. The G280 aircraft was later delivered to the Company pursuant to an existing agreement (the “G280 Agreement”) with Gulfstream Aerospace Corporation (“Gulfstream”). flyExclusive elected to pay all of the $2,000,000 in shares of its Class A common stock and issued an aggregate of 411,523 shares of its Class A common stock to the Company, which occurred in the fourth quarter of 2025.

In January 2026, the Company issued a dividend of 432,099 shares of Class A common stock of flyExclusive to Volato shareholders.

On March 6, 2026, the Company signed amendment number five to the Agreement with flyExclusive, pursuant to which the Company sold certain unused intellectual property assets for $1.3 million payable in cash or shares of flyExclusive’s Class A common stock. Such assets represent a portion of the total assets which were anticipated to be sold under one of the Asset Options as described above. flyExclusive issued an aggregate of 451,901 shares of its Class A common stock to the Company in March 2026 and is recorded as Investment in flyExclusive on the consolidated balance sheets. With the sale of the asset, the Company recorded a gain on the sale of the asset of $1.1 million and is recorded in Other Income on the Consolidated Statements of Operations. Following the sale of the intellectual property assets pursuant to the fifth amendment, there is $700,000 in remaining assets that may be sold to flyExclusive under the terms of the Agreement, as amended.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern, liquidity, and capital resources

The Company has limited operating history, the Company realized net loss of approximately $2.6 million for the three months ended March 31, 2026, the Company has a working capital deficit of approximately $0.3 million and an accumulated deficit of approximately $103.4 million as of March 31, 2026.

These above matters raise substantial doubt about the Company’s ability to continue as a going concern. During the next twelve months, the Company intends to fund its operations through the issuance of financial instruments including debt or equity securities and revenues from operations.

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

On March 17, 2026, the Company received a notice (the “notice”) from the NYSE American LLC (the “NYSE American”) advising the Company that it is not in compliance with the NYSE American continued listing standards set forth in Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”) requiring a company to have stockholders’ equity of at least $2.0 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide requiring a company to have stockholders’ equity of at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company submitted a plan (the “plan”) to the NYSE American on April 16, 2026 outlining the actions the Company will take to regain compliance by December 17, 2026. The notice does not affect the Company’s ongoing business operations or its reporting requirements with the United States Securities and Exchange Commission (the “SEC”).

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and following the requirements of the Securities and Exchange Commission (the “SEC”). The unaudited interim consolidated financial statements are condensed and should be read in conjunction with the Company’s latest annual audited 2025 condensed consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026 (the “Form 10-K”). The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2026 or for any other future annual or interim period.

Principles of consolidation

The unaudited interim consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include:

●	Useful lives of property, plant, and equipment.
●	Assumptions used in valuing debt or equity instruments.
●	Deferred income taxes and related valuation allowance.
●	Assessment of long-lived assets impairment.
●	Assumptions used in the aviation asset put/call option.

Cash

Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2026 and December 31, 2025, the Company had no cash equivalents besides what was in the cash balance as of that date. The Company had zero restricted cash at March 31, 2026, and December 31, 2025, respectively.

Accounts receivable

Accounts receivable are reported on the consolidated balance sheets at the outstanding principal amount adjusted for any allowance for credit losses and any charge offs. The Company provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount that is expected to be collected. This allowance is estimated based on historical collection experience, the aging of receivables, specific current and expected future macro-economic and market conditions, and assessments of the current creditworthiness and economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Balances that are still outstanding after management has used reasonable collection efforts are written off. The Company reviews its allowance for credit losses on a quarterly basis.

During the three months ended March 31, 2026 and 2025, the Company recognized $6 thousand and $24 thousand of bad debt expense, respectively.

Fixed assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years:

Classification	Life
Machinery and equipment	3-7 years
Automobiles	5 years
Computer and office equipment	5 years
Website development costs	3 years

Computer software development

Software development costs are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section “Property and equipment, net” in the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life of the software, generally three years from when the asset is placed in service. The Company capitalized $172 thousand and zero and of internal software development costs during the three months ended March 31, 2026 and 2025, respectively. The Company recognized $27 thousand and $48 of amortization expense related to computer software development during the three months ended March 31, 2026 and 2025, respectively. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities. During the three months ended March 31, 2026 and 2025, the Company reduced the value of software development cost by $32 thousand and zero, related to a non-monetary exchange with a third party and their use of our mission control software. This software development cost was originally developed for internal use, was licensed to a third party in a non-monetary transaction and subsequently sold to the same third-party in March 2026.

Website development cost

The costs incurred for activities during the website application and infrastructure development stage are capitalized in accordance with the guidance on internal-use software in FASB ASC 350-40. The Company capitalized zero of website development costs during the three months ended March 31, 2026 and 2025, respectively. The Company recognized $24 thousand of amortization expenses during the three months ended March 31, 2026 and 2025, respectively.

Valuation of long-lived assets

In accordance with FASB ASC 360, property, plant, and equipment, and long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. No impairment was recognized during the three months ended March 31, 2026 and 2025, respectively.

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

The Company measures fair value under a framework that utilizes a hierarchy prioritizing the inputs to relevant valuation techniques. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs used in measuring fair value are:

■	Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company as the ability to access.
■	Level 2: Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets.
●	Quoted prices for identical or similar assets or liabilities in inactive markets.
●	Inputs other than quoted prices that are observable for the asset or liability.
●	Inputs that are derived principally from or corroborated by observable market date by correlation or other means; and
●	If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

■	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Pursuant to ASC 321, the Investment in M2i is measured at fair value each reporting period, with unrealized gain or loss recognized in earnings. The Investment in M2i is classified within Level 2 of the fair value hierarchy under ASC 820, as it is based on quoted prices for identical assets in inactive markets. The inputs are obtained from OTC quoted prices for level II. During the three months ended March 31, 2026, the Company recorded a loss of $821 thousand related to the change in fair value of the Investment in M2i.

On October 1, 2025, the Company entered into the Amendment with flyExclusive, as described in Note 1. As part of the amendment, flyExclusive agreed to pay $2.1 million in cash or shares of common stock to the Company for the net payables option and the proceeds from the sale of the fourth G280. flyExclusive issued the Company 432,099 shares of Class A common stock (the “Investment in flyExclusive”) in the fourth quarter of 2025. At the date of the exchange, the Company recognized a loss of $6.1 million in Other expense in the consolidated statements of operations. In January 2026, the Company issued a divided of flyExclusive stock to all Volato shareholders. With the issuance of the dividend the company recorded a loss of $101 thousand on the loss of the settlement of shares during the three months ended March 31, 2026.

On March 6, 2026, the Company signed amendment number five to the Agreement with flyExclusive, pursuant to which the Company sold certain unused intellectual property assets for $1.3 million payable in cash or shares of flyExclusive’s Class A common stock. Such assets represent a portion of the total assets which were anticipated to be sold under one of the Asset Options as described above. flyExclusive issued an aggregate of 451,901 shares of its Class A common stock to the Company in March 2026 and is recorded as Investment in flyExclusive on the consolidated balance sheets. During the three months ended March 31, 2026, the Company recorded a loss of $74 thousand related to the change in fair value of the Investment in flyExclusive.

Pursuant to ASC 321, the Investment in flyExclusive is measured at fair value each reporting period, with unrealized gain or loss recognized in earnings. The Investment in flyExclusive is classified within Level 1 of the fair value hierarchy under ASC 820, as it is traded in an active market.

Additionally, with the signing of the Amendment with flyExclusive, as described in Note 1, it granted flyExclusive the right to purchase certain aviation-related assets from the Company and assume certain obligations of the Company (the “Call Option”) and granted the Company the right to sell certain obligations of the Company to flyExclusive (the “Put Option”). The fair value of the Company’s recorded Aviation Asset Option was determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Black-Scholes model was used to determine the fair value as of December 31, 2025. As of December 31, 2025 the Company fair valued the aviation asset and recorded a gain on the asset of $324 thousand. In March of 2026, the Company determined that the exercise of the Call Option and Put Option prior to the expiration of the Agreement was not probable and as such the value of the aviation asset was reduced to zero and a loss of $324 thousand was recorded in gain (loss) on change in financial instruments in the consolidated statements of operations.

The following table presents balances of the fair value instruments as of March 31, 2026 and December 31, 2025, in thousands:

	Fair Value Measurements as of March 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
Third Tranche Note	$—	$—	$247	$247
Total financial liabilities	$—	$—	$247	$247

Financial assets:
Investment in M2i	$—	$376	$—	$376
Investment in flyExclusive	1,021	—	—	1,021
Total financial assets	$1,021	$376	$—	$1,397

	Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
Third Tranche Note	$—	$—	$3,148	$3,148
Fourth Tranche Note	—	—	1,082	1,082
Total financial liabilities	$—	$—	$4,230	$4,230

Financial assets:
Investment in M2i	$—	$1,197	$—	$1,197
Investment in flyExclusive	1,739	—	—	1,739
Aviation asset option	—	—	324	324
Total financial assets	$1,739	$1,197	$324	$3,260

The following table presents changes of all convertible notes issued under the Securities Purchase Agreement (see Note 10) with significant unobservable inputs (Level 3) for the three months ended March 31, 2026, in thousands:

2024 Convertible Note
Balance at December 31, 2025	$4,230
Change in fair value	60
Conversions	(4,043)

Balance at March 31, 2026	$247

The Company measured the Third Tranche Notes using a Monte Carlo simulation valuation model using the following assumptions:

Three months ended March 31, 2026
Third Tranche Note
Volume Weighted average stock price (“VWAP”)	0.22
Simulation Period	0.31
Expected Volatility	169.2%
Credit risk-adjusted rate	22.2%
Risk-free Rate	3.70%

The following table represents the change in the Aviation asset option for the three months ended, March 31, 2026, in thousands:

Aviation asset option
Balance at December 31, 2025	$324
Additions	—
Change in fair value	(324)
Balance at March 31, 2026	$—

There were no transfers between fair value levels during the period. There were no gains and losses attributable to changes in instrument specific credit risk as the Company determined the likelihood of an event of default to be de minimus. The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid and other assets, accounts payable and accrued expenses, deposits, and members’ deposits approximate their fair value because of the short maturity of those instruments. The Company’s credit facility, convertible notes and other loans approximate the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term maturity of these instruments at March 31, 2026 and December 31, 2025.

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

The Company determines revenue recognition pursuant to ASC 606, Revenue from Contracts with Customers, through the following steps:

1.	Identification of the contract, or contracts, with a customer.

2.	Identification of the performance obligation(s) in the contract.

3.	Determination of the transaction price.

4.	Allocation of the transaction to the performance obligation(s) in the contract.

5.	Recognize revenue when or as the entity satisfies a performance obligation.

The Company has generated revenue primarily through: (i) the sale of aircraft, and (ii) our Vaunt software-as-a-subscription product. Revenue is recognized when control of the promised service is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies, as a performance obligation, each promise to transfer a good or service to a customer that is distinct. To identify its performance obligations, the Company considers all of the goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

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

Revenue from aircraft sales is recognized upon the delivery of the aircraft.

The Company generated revenue during the three months ended March 31, 2026 and 2025, broken down as follows, in thousands:

	Three Months Ended March 31,
	2026	2025
Aircraft sales	$—	$25,100
Subscription	997	383
Total	$997	$25,483

Revenue from the sales of our Vaunt Software-as-a-subscription is deferred and recognized over the subscription term of the software and is included in customer deposits and deferred revenue on the consolidated balance sheets. Additionally, in the three months ended March 31, 2026 we recognized revenue related to mission control and the third-party non-monetary transaction.

The following table provides a rollforward of deferred revenue, recorded in customer deposits and deferred revenue in the consolidated balance sheets, for the three months ended March 31, 2026, in thousands:

Amount
Balance as of December 31, 2025	$2,722
Revenue recognized	(838)
Revenue deferred	1,415
Balance as of March 31, 2026	$3,299

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

The following tables present the asset balances and related amortization expense for the contract assets:

	As of and for the three months ended March 31, 2026
	Beginning Balance	Amount Capitalized	Amortization	Ending Balance
Contract assets	$636	$455	$(271)	$820

	As of and for the twelve months ended December 31, 2025
	Beginning Balance	Amount Capitalized	Amortization	Ending Balance
Contract assets	$—	$935	$(299)	$636

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

Net income (loss) per share

The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB ASC. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially dilutive debt or equity. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the three months ended March 31, 2026, include stock options, restricted stock units and warrants.

The Company had 17,043 and 18,048 outstanding stock options to purchase an equivalent number of shares of common stock at March 31, 2026, and 2025, respectively.

The Company had 10,964 and 32,789 outstanding restricted stock units to purchase an equivalent number of shares of common stock at March 31, 2026 and 2025, respectively.

The Company also had 1,161,195 outstanding warrants to purchase an equivalent number of shares of common stock as of March 31, 2026 and 2025, respectively at a weighted average strike price of $287.50.

Concentration of credit risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. As of March 31, 2026 the Company had approximately $1.7million in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash.

Intangible assets

Intangible assets other than goodwill consisted of acquired finite-lived customer relationships and acquired indefinite-lived Part 135 air carrier certificate. At initial recognition, intangible assets acquired in a business combination were recognized at their fair value as of the date of acquisition. Following initial recognition, finite-lived intangible assets were carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset, which was determined based on management’s estimate of the period over which the asset will contribute to our future cash flows.

The Company reviewed the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicated the impairment, an impairment loss would be recorded for the difference of the value recorded and the fair value. There was no impairment loss for the three months ended March 31, 2026 or 2025, respectively.

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

If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter. In March 2025, the Company sold GC Aviation, Inc. which held the Part 135 air carrier certificate. In connection with that sale, the Company recorded an impairment on goodwill of $35 thousand for the three months ended March 31, 2025. The loss is recorded in other income, net in the consolidated statements of operations. There was no impairment loss recorded for the three months ended March 31, 2026.

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

Advertising costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses on the statements of operations. Such advertising amounted to $270 thousand and $137 thousand for the three months ended March 31, 2026 and 2025, respectively.

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

Recent accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update “ASU” 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker “CODM” and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company adopted this standard and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. The Company has one reportable segment.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation and cash taxes paid. The Company adopted this standard in its Annual Report on Form 10-K for the year ended December 31, 2025 using the prospective approach. The adoption affected disclosures only and did not impact the Company’s consolidated financial position, results of operations, or cash flows.

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

NOTE 3 – DISCONTINUED OPERATIONS

In September 2024, the Company entered into an agreement with flyExclusive to transition our aircraft ownership program fleet operations to flyExclusive. During 2024 and 2025 we continued to take delivery of new aircraft, while also generating revenue from our proprietary software, including the Vaunt platform, Volato’s empty leg consumer app. In March 2025, the Company sold GC Aviation, Inc., which held the FAA Part 135 certificate, therefore items related to managed aircraft and GC Aviation Inc. are included in discontinued operations.

Major classes of line items constituting net income (loss) from discontinued operations are as follows:

	Three Months Ended March 31,
	2026	2025
Revenue - Aircraft usage	$5	$56
Revenue - Managed aircraft	—	—
Costs of Revenue - Aircraft usage	—	38
Cost of Revenue - Managed aircraft	—	—
Selling, general and administrative	—	207
Other income (loss) from discontinued operations	(56)	59
Loss from discontinued operations before provision for taxes	(51)	$(130)
Benefit for taxes from discontinued operations	—	(225)
Net income (loss) from discontinued operations, net	$(51)	$95

Carrying amounts and major classes of assets included as part of discontinued operations are as follows:

	March 31, 2026	December 31, 2025
Accounts receivable, net	$13	$13
Prepaid and other assets	108	254
Total assets associated with discontinued operations	$121	$267

Carrying amounts and major classes of liabilities included as part of discontinued operations are as follows:

	March 31, 2026	December 31, 2025
Accounts payable and accrued liabilities	$1,347	$1,307
Customer deposits and deferred revenue	28	284
Total liabilities associated with discontinued operations	$1,375	$1,591

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaled $1.2 million as of March 31, 2026, consisting primarily of $754 thousand of prepaid directors and officers insurance, $163 thousand of prepaid software costs, and $48 thousand of prepaid NYSE fees. The remaining balance consisted of other miscellaneous prepaid expenses and current assets.

NOTE 5 – INTANGIBLES

Indefinite - Lived Intangible Assets

In March 2025, the Company sold GC Aviation, Inc., which held the FAA Part 135 Certificate for $2.0 million. The Company did not recognize any impairment of the Part 135 certificate during the three months ended March 31, 2025. As of March 31, 2026 and December 31, 2025, the value of the FAA Part 135 certificate was zero.

NOTE 6– PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at March 31, 2026 and December 31, 2025, in thousands:

	March 31, 2026	December 31, 2025
Machinery and equipment	$37	$186
Website development costs	290	290
Computer and office equipment	16	12
Software development costs	694	553
	1,037	1,041
Less accumulated depreciation	(654)	(718)
Property and equipment, net	$383	$323

During the three months ended March 31, 2026 and 2025, the Company recognized $58 thousand and $85 thousand of depreciation and amortization, respectively.

During the three months ended March 31, 2026 and 2025, the Company reduced the value of software development cost by $32 thousand and zero, related to a non-monetary exchange with a third party and their use of our mission control software. This software development cost was for software originally developed for internal use and has subsequently been sold to the third party in a non-monetary transaction.

NOTE 7 – DEPOSITS

Deposits consist of the following at March 31, 2026 and December 31, 2025, in thousands:

	March 31, 2026	December 31, 2025
Other deposits	40	70
Less current portion	(40)	(70)
Total deposits, non-current	$—	$—

NOTE 8 – UNSECURED CONVERTIBLE NOTES

Unsecured convertible notes consisted of the following at March 31, 2026 and December 31, 2025, in thousands:

	March 31, 2026	December 31, 2025

Unsecured convertible note, 4% coupon, due July 2026**	—	3,148
Unsecured convertible note, 4% coupon, due October 2026***	247	1,082
Less current portion	(247)	(4,230)
Total unsecured convertible note, long term	$—	$—

**	Represents the Third Tranche Note (as described in this Note 8)
***	Represents the Fourth Tranche Note (as described in this Note 8)

During the year ended December 31, 2024, the Company entered into the Securities Purchase Agreement as described in Note 2 above pursuant to which the Company may issue a series of convertible notes for an aggregate principal not to exceed $36.0 million. As of March 31, 2026, the company had issued $11.22 million in aggregate principal amount of convertible notes, leaving $24.78 million of remaining capacity available for future issuances. The Company does not expect to issue additional convertible notes in 2026.

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

The 2024 Convertible Note is accounted for as a single liability measured at fair value in accordance with ASC 825-10. At March 31, 2026 and 2025 , the Company valued the 2024 Convertible Note using the Monte-Carlo valuation model. See Note 2.

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

In the first quarter of 2026, $2.8 million of the outstanding principal and accrued interest of the Third Tranche Note was converted into 8,677,847 shares of the Company’s common stock. Immediately prior to the conversions, the Company remeasured the liability to its fair value as of the conversion date. The Company recorded a loss of $29 thousand related to the change in fair value as of the conversion dates. The Company recorded a loss of $11 thousand on the change in fair value of the Third Tranche Note in the three months ended March 31, 2026.

Unsecured convertible note due October 2026 - Fourth Tranche Note

In October 2025, the Company issued a fourth convertible note, (the “Fourth Tranche Note”) in accordance with the Securities Purchase Agreement, in the principal amount of $2.2 million, for a purchase price of $2.0 million, representing an original issue discount of ten percent, which matures on October 16, 2026. The Fourth Tranche Note was recorded at an initial fair value of $2.2 million. The Company recorded a loss of $200 thousand on the change in fair value of the Fourth Tranche Note at issuance. In December 2025, $1.2 million of the outstanding principal and accrued interest of the Fourth Tranche Note was converted into 1,604,091 shares of the Company’s common stock. Immediately prior to the conversions, the Company remeasured the liability to its fair value as of the conversion date and recorded a gain of $10 thousand related to the change in fair value as of the conversion date. The Company recorded a loss of $272 thousand on the change in fair value for the twelve months ended December 31, 2025. In January 2026, the remaining $1.0 million of outstanding principal and accrued interest was converted into 1,926,618 shares of the Company’s common stock. Immediately prior to the conversion, the Company remeasured the liability to its fair value as of the conversion date. The company recorded a loss of $20 thousand related to the change in fair value as of the conversion date.

NOTE 9 – CREDIT FACILITY AND OTHER LOANS

SAC Leasing G280 LLC Line of credit

The Company entered into the pre-delivery payment agreement on October 5, 2022, with SAC Leasing G280 LLC to obtain loans in the aggregate amount of $40.5 million for the purchase of four (4) Gulfstream G280 aircraft that were delivered in 2024 and 2025. On August 25, 2023, the Company and SAC Leasing G280 LLC entered into the first amendment to pre-delivery payment agreement. The maturity date of amounts drawn under the SAC Leasing G280 LLC credit facility was the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC G280 Leasing LLC as collateral on this credit facility.

During the year ended December 31, 2022, the Company executed a series of purchase agreements with Gulfstream Aerospace, LP for the acquisition of four (4) Gulfstream G280 aircraft for total consideration of $79.0 million with expected deliveries in 2024 and 2025, of which an aggregate amount of $48.0 million was funded and paid as of December 31, 2024, partially through a credit facility from SAC Leasing G280 LLC. During the year ended December 31, 2024, the Company funded an additional $9.0 million through the SAC Leasing G280 LLC credit facility.

During the three months ended March 31, 2025, the Company decreased its SAC leasing G280 LLC line of credit by $28.0 million which was a combination of a repayment in the amount of $10.5 million, with the sale of the second G280 in February 2025 and the deposit release and corresponding pay down of the G280 line of credit of $9.0 million with the delay of the fourth G280 until Q4 2025. In April 2025, the Company repaid the remaining $8.5 million, terminating the credit facility with SAC Leasing G280 LLC. The line of credit balance was zero as of December 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company amortized to interest expense zero and $62 thousand of debt discount, respectively.

During the three months ended March 31, 2026 and 2025, the Company incurred zero and $641 thousand of interest, respectively.

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

In connection with the purchase and sale of the fourth G280, the Company entered into a financing agreement with Ogara Jets. The Company borrowed $18.4 million from OgaraJets to facilitate the delivery and subsequent sale of the fourth G280. Upon the sale of the fourth G280, in December 2025, $18.4 million was repaid to Ogara Jets. All transactions occurred during the fourth quarter of 2025.

NOTE 10 – RELATED PARTIES

Liotta Family Office, LLC

Liotta Family Office, LLC (“LFO”) is owned 20% by the Company’s Chief Executive Officer (“CEO”), 60% owned by the father of the Company’s Chief Executive Officer, and 20% by the brother of the CEO. LFO currently owns 74,372 Shares of the Company’s issued and outstanding common stock which represents less than 1% of the Company’s issued and outstanding common stock as of March 31, 2026.

NOTE 11 – INCOME TAXES

Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that would impact the consolidated financial statements or related disclosures.

The effective tax rate was zero and negative 39.00% percent for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate for the three months ended March 31, 2026 differs from the federal statutory rate of 21% and was negative as a result of the valuation allowance on the deferred tax benefit due to the convertible note fair value adjustments.

NOTE 12 – SHAREHOLDERS’ EQUITY (DEFICIT)

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

Common stock at the market sales agreement

On December 5, 2025, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (“Virtu”) pursuant to which Virtue acted as the Company’s sole sales agent or principal with respect to the offer and sale from time-to-time of shares of the Company’s Class A Common Stock, par value $0.0001 per share, having an aggregate gross sales price of an aggregate of up to $9.3 million. The Company issued 436,757 shares of common stock for proceeds of $463 thousand in the twelve months ended December 31, 2025.

On March 19, 2026, the Company delivered a notice of termination to Virtu terminating the ATM Sales Agreement as of March 22, 2026.

On March 27, 2026, the Company entered into an ATM Sales Agreement with Curvature Securities, LLC (“Curvature”) pursuant to which Curvature will act as the Company’s sole sales agent or principal with respect to the offer and sale from time-to-time of shares of the Company’s Class A Common Stock, par value $0.0001 per share, having an aggregate gross sales price of an aggregate of up to $3,700,000.

Preferred Stock

No shares of preferred stock have been issued as of March 31, 2026 and December 31, 2025.

Stock Options - Equity Incentive Plans

Summary of the 2025 Plan

The 2025 Stock Incentive Plan (the “2025 Plan”) was approved at the annual meeting of the shareholders of the Company on July 21, 2025. The 2025 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of common stock for issuance pursuant to awards under the 2025 Plan equal to 415,584 shares. As of March 31, 2026 the Company had 39,060 shares available for issuance.

Summary of the 2023 Plan

The 2023 Stock Incentive Plan (the “2023 Plan”) was approved at the special meeting of the shareholders of the Company on November 28, 2023. The 2023 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of common stock for issuance pursuant to awards under the 2023 Plan equal to 224,348 shares. As of March 31, 2026 the Company had 22,515 shares available for issuance.

Stock option activity for the periods presented is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	17,703	$4.69	7.5
Granted	—	—
Cancelled	(686)	12.50
Exercised	—	—
Outstanding as of March 31, 2026	17,017	$4.65	5.90
Exercisable as of March 31, 2026	16,309	$4.30

The Black-Scholes option pricing model is used by the Company to determine the weighted-average fair value of share-based payments. The Company recognizes forfeitures as they occur. There were no stock options granted in the three months ended March 31, 2026 or 2025.

Restricted Stock

Restricted stock unit activity for the period presented is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	10,964	$18.75
Granted	70,000	0.26
Vested	(70,000)	0.26
Forfeited	—	—
Outstanding as of March 31, 2026	10,964	$18.75

Stock based compensation expense was $30 thousand and $46 thousand for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 the unrecognized compensation costs related to non-vested awards was $6 thousand is and expected to be recognized over a weighted average period of 0.06 years.

Warrants

As of March 31, 2026, there were 552,000 public warrants and 609,195 private placement warrants issued and outstanding.

Private placement warrants

The Company has 609,195 private placement warrants outstanding. Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $287.50 per share. Such private placement warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are not redeemable by the Company. The private placement warrants are all exercisable as of March 31, 2026. There was no activity during the three months ended March 31, 2026.

Public warrants

Pursuant to the initial public offering (“IPO”) by Proof Acquisition Corp I (“PACI”) in 2021, the Company sold 1,104,000 units at a price of $250.00 per unit. Each unit consisted of one share of Class A common stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $287.50 per share, subject to adjustment. A majority of the shares were redeemed before the December 2023 merger transaction, but the warrants remain. As a result, there are 552,000 public warrants outstanding as of March 31, 2026.

The public warrants became exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the IPO. The public warrants expire five years after the completion of a business combination or earlier upon redemption or liquidation. The public and private warrants expire on December 1, 2028. The public warrants are all exercisable as of March 31, 2026. There was no activity during the three months ended March 31, 2026.

NOTE 13 – COMMITMENT AND CONTINGENCIES

Facilities

Our facilities leases are for space at airports throughout the south with remaining terms ranging from one to eleven months. These leases consist of office space. The leases have lease terms of 12 months or less. Accordingly, the Company has not recognized ROU assets or lease liabilities related to these lease agreements pursuant to the short-term lease election. The Company has made a policy election to not separate lease and non-lease components for these facility leases. Short term lease costs related to these leases were zero and $3 thousand for the three months ended March 31, 2026 and 2025, respectively.

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

Customer Deposits and Deferred Revenue

Customer deposits and deferred revenue consisted of deposits from customers for the purchase of aircraft of $0.1 million as of March 31, 2026 and December 31, 2025, respectively, as well as deferred revenue of $3.3 million and $2.7 million as of March 31, 2026 and December 31, 2025, respectively.

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

In the Tampa Division of the U.S. District Court, in and for the Middle District of Florida on September 12, 2024, Joshua G. Newsteder, LouAnn Gray, and those similarly situated (the “Plaintiffs”) filed suit against the Volato Group, Inc. and Volato, Inc. (together, the “Defendants”) citing various allegations including that the termination of employment of 230 employees that occurred on August 30, 2024 violated requirements of the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et. seq. Plaintiffs are seeking unpaid wages or salary, benefits and other relief deemed by the court as just and proper. The Defendants deny all allegations. Current range of loss cannot be estimated.

NOTE 14 – SEGMENT INFORMATION

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

The components of segment profit or loss were as follows:

	Three Months Ended
	March 31,
	2026	2025
Revenue	$997	$25,483
Less:
Cost of revenue	294	20,987
Selling, general and administrative(1)	3,050	1,970
Loss on fair value adjustment of financial instruments	(1,378)	(849)
Interest income (expense), net	27	(2,400)

Add:
Other gain (loss)(2)	1,120	1,181
Net income (loss) from continuing operations before income taxes	$(2,578)	$458

(1)	Includes amounts for depreciation and amortization expense.

(2)	Other includes gains of $1.1 million for the sale of mission control as part of the flyExclusive 5th amendment and $1.5 million for settlements of deposits and other liabilities at a discount for the three months ended March 31, 2026 and 2025, respectively.

NOTE 15 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) from continuing operations	$(2,583)	$360
Add: stock based compensation expense, net of note, net of tax	—	43
Add: loss on convertible note, net of tax	60	838
Net income (loss) attributable to common stockholders from continuing operations, dilutive	(2,523)	1,241
Net income (loss) from discontinued operations	$(51)	$95
Denominator:
Weighted-average common shares outstanding, basic	14,862,487	1,862,438
Add: options and restricted stock units	—	22,862
Add: 2024 Convertible note on as-converted basis	—	12,295,082
Weighted-average shares outstanding, dilutive	14,862,487	14,180,389

The following securities were excluded due to their anti-dilution effect on net income (loss) per share attributable to common stockholders recorded in each of the periods:

	As of March 31,
	2026	2025
Warrants to purchase common stock	1,161,195	1,161,195
Stock options outstanding	17,017	17,003
Restricted stock units with performance and market conditions	10,964	10,964
Total	1,189,176	1,189,162

NOTE 16– SUBSEQUENT EVENTS

In April 2026, the Company received $3.6 million in net proceeds from the sale of stock under our at-the-market program.

In April 2026, the remaining $231 thousand of principal and interest on the Third Tranche note was converted into 1,154,915 shares of common stock.

In April, 2026, the Company entered into a Share exchange Agreement (the “Share Exchange Agreement”), with three investors (together the “Investors”). The investors are shareholders of M2i whose common stock is publicly quoted on the OTCQB Venture Market of OTC Markets Group, Inc. under the symbol “MTWO”. Pursuant to the Share Exchange Agreements, the Company agreed to issue an aggregate of 5,407,499 shares of the Company’s Class A common stock to the Investors in exchange for an aggregate of 48,044,912 shares of M2i common stock.

On May 7, 2026, the Company held a special meeting of its shareholders to seek approval of the Merger and related matters and the Company’s shareholders approved all proposals presented at the meeting, including the adoption of the Merger Agreement and approval of all transactions contemplated by the Merger Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Volato Group, Inc.

Overview of Our Business

Our historical mission has been to provide our customers more time for the rest of their lives by providing convenient and high-quality travel by using the right aircraft for the mission and by developing proprietary technology designed to make the travel experience more seamless. Our revenue is generated through airplane sales and software-as-a-service subscriptions.

In September 2024, we entered into an agreement with flyExclusive, a leading provider of private jet charter services, to transition our aircraft ownership program fleet operations to flyExclusive. This move was intended to bring substantial cost savings and provide Volato with the opportunity to focus on what it believes to be its high-growth areas, including aircraft sales and products and services utilizing our proprietary software. Volato sought to benefit from the margins on aircraft sales without the burden of operational costs, while also generating revenue from its proprietary software, including the Vaunt platform, Volato’s empty leg consumer app. In the fourth quarter of 2024, we transferred the aircraft lease agreements to flyExclusive and have no further obligations under the aircraft lease agreements or control over such flight operations. Items related to our aircraft ownership program fleet operations are included in discontinued operations.

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

On May 7, 2026, the shareholders of the Company approved the Merger.

Key Factors Affecting Results of Operations

We believe that the below key factors have affected our financial condition and results of operations and may continue to have a significant effect. In addition, upon closing the Merger our financial condition and results of operations will be impacted by those of M2i and its industry.

Airplane Sales

During 2025, we took delivery of three Gulfstream G280 aircraft, which were delivered and sold to third parties. We do not expect to take delivery of additional aircraft in 2026.

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

Results of Operations

Comparison of three months ended March 31, 2026 and 2025

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Change In
	2026	2025	$	%
Revenue	$997	$25,483	$(24,486)	(96)%

Costs and expenses:
Cost of revenue	294	20,987	(20,693)	(99)%
Selling, general and administrative	3,050	1,970	1,080	55%
Total costs and expenses	3,344	22,957	(19,613)	(85)%

Operating income (loss)	(2,347)	2,526	(4,873)	(193)%

Other income (expenses):
Other income, net	26	1,181	(1,155)	(98)%
Gain on sale of asset	1,094	—	1,094	N/M
Loss from change in fair value of financial instruments	(1,378)	(849)	(529)	62%
Interest income (expense), net	27	(2,400)	2,427	(101)%
Other income (expenses), net	(231)	(2,068)	1,837	(89)%

Income (loss) before provision for income taxes and discontinued operations	(2,578)	458	(3,036)	(663)%
Provision for (benefit from) incomes taxes	5	98	(93)	N/M
Net income (loss) from continuing operations	(2,583)	360	(2,943)	(818)%
Net income (loss) from discontinued operations, net of taxes	(51)	95	(146)	(154)%
Net income (loss)	$(2,634)	$455	$(3,089)	(679)%

N/M - the percentage change is not meaningful

Revenue

Revenue consists of the following (in thousands, except percentages):

	Three Months Ended March 31,		Change In
	2026	2025	$	%
Aircraft sales	$—	$25,100	$(25,100)	(100)%
Subscription	997	383	614	160%
Total	$997	$25,483	$(24,486)	(96)%

Revenue decreased by $25.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in revenue was the result of a decrease in aircraft sales of $25.0 million, as we did not take delivery of aircraft during the year, and an increase in subscription based revenue of $0.6 million during the three months ended March 31, 2026 compared to the prior year period. The increase in subscription based revenues is attributable to our Vaunt platform.

Cost of Revenue

Cost of revenue comprises expenses tied to the associated revenue streams: aircraft sales and subscription based revenue. Aircraft sales cost of revenue is the purchase price of the aircraft. Subscription cost of revenue includes costs we incur related to our proprietary software, the Vaunt platform.

Cost of revenue consists of the following (in thousands, except percentages):

	Three Months Ended March 31,		Change In
	2026	2025	$	%
Aircraft sales	$—	$20,930	$(20,930)	(100)%
Subscription	294	57	237	416%
Total	$294	$20,987	$(20,693)	(99)%

Cost of revenue decreased by $20.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in cost of revenue was primarily a result of a decrease in aircraft sales as we purchased and took delivery of one aircraft during the three months ended March 31, 2025.

Selling, general and administrative

Selling, general and administrative expenses increased by $1.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in selling, general and administrative is primarily related to a $0.5 million increase in accounting, legal and other professional fees as we work toward the merger with M2i, a $0.4 million increase related to professional fees and software development for our Vaunt platform and $0.2 million increase in salaries and wages for our Parslee platform.

Gain (loss) on change in fair value of financial instruments

For the three months ended March 31, 2026, the loss on the change in fair value of financial instruments relates to a non-cash loss on the Investment in M2i share exchange of $0.8 million, a loss on the Investment of flyExclusive of $174 thousand, a loss on the fair value of the aviation asset of $0.3 million and a loss on the change in the fair value of the Convertible Notes of $60 thousand.

For the three months ended March 31, 2025, the loss on the change in fair value of financial instruments relates to the fair value adjustment on the 2024 Convertible Notes resulting in a non-cash loss of $0.8 million during the three months ended March 31, 2025.

Gain on sale of asset

Gain on sale of asset, consists of the sale of mission control software to flyExclusive with the fifth amendment on March 6, 2026.

Interest Income (expense), Net

Interest income (expense) net, primarily consists of interest related to the note receivable and the sale of the GC Aviation, Inc in March 2025.

Interest income (expense), net primarily consists of interest related to our aircraft brokerage and services agreement with OgaraJets LLC and the pre-delivery payment agreement with SAC Leasing G280 LLC as of March 31, 2025.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of stock, borrowings under our credit facilities, and proceeds from sales of debt and equity securities. We additionally generate revenue through sales subscriptions to our software application. As of March 31, 2026, we had $2.0 million of cash and cash equivalents.

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

Except for our 2025 fiscal year, we have historically incurred negative cash flows from operating activities and significant losses from operations. Management believes that its current cash position, along with proceeds from future debt and/or equity financings, when combined with prudent expense management, will allow the Company to continue as a going concern and to fund its operations for at least one year from the date of this Quarterly Report. There are no assurances, however, that management will be able to raise capital or debt on terms acceptable to the Company. If the Company is unable to obtain sufficient additional capital or debt on terms acceptable to the Company, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition, and operating results. These above matters raise substantial doubt about the Company’s ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(2,573)	$(312)
Net cash (used in) provided by investing activities	(176)	21
Net cash used in financing activities	(46)	(1,133)
Net decrease in cash and restricted cash	$(2,795)	$(1,424)

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $2.5 million. The cash outflow from operating activities consisted of our net loss of $2.6 million, non-cash items of $0.4 million, a change in net operating assets and liabilities of $0.3 million and a change in net assets and liabilities for discontinued operations of $0.2 million. The change in net operating assets and liabilities was primarily a result of an increase in prepaid and other current assets of $0.6 million, an increase in member deposits and deferred revenue of $0.6 million and an increase in contract assets of $0.2 million.

Net cash used in operating activities for the three months ended March 31, 2025 was $0.3 million. The cash outflow from operating activities consisted of our net income of $0.4 million, non-cash items of $1.1 million, a change in net operating assets and liabilities of $0.3 million, and a change in net assets and liabilities for discontinued operations of $1.5 million. The change in net operating assets and liabilities was primarily as a result of a decrease in customer deposits and deferred revenue of $2.1 million and a decrease in deposits of $1.8 million.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $0.2 million. The cash flow from investing activities consisted of the purchase of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2025 was $21 thousand. The cash flow from investing activities consisted of the sale of property and equipment.

Cash Flow from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $46 thousand. Cash flow used in financing activities consisted primarily of the issuance of costs of share issuances.

Net cash used in financing activities for the quarter ended March 31, 2025 was $1.1 million. Cash flow used in financing activities consisted of the repayment on loans of $1.1 million.

Sources of Liquidity

To date, we have financed our operations primarily as a result of the 2023 business combination, sales of preferred stock, borrowings of long-term and short-term debt, loans and convertible notes. As of March 31, 2026, we had negative working capital of approximately $2.5 million and our primary source of liquidity was cash totaling $1.9 million. Based on our recent trends, we expect to fund our operations in 2026 from our cash on hand, cash from operations, or one or more sales of convertible promissory notes in accordance with the Securities Purchase Agreement described in Note 2 and Note 8 to our unaudited financial statements in this Quarterly Report and potentially additional sales of equity or debt securities (including potential sales of common stock in our at-the-market sales program described below and elsewhere in this Quarterly Report). The Company believes it has the ability to generate and obtain enough cash to meet its obligations for the next 12 months.

The Company entered into the pre-delivery payment agreement on October 5, 2022, with SAC Leasing G280 LLC to obtain loans in the aggregate amount of $40.5 million for the purchase of four (4) Gulfstream G280 aircraft to be delivered in 2024 and 2025. The maturity date was the earlier of the delivery date of the aircraft or September 14, 2025, which is thirty-five (35) months from the date of funding. The purchase agreement contracts were assigned to SAC Leasing G280 LLC as collateral on this credit facility. In the third quarter of 2024, $9.0 million was repaid to SAC Leasing G280 LLC as a result of the delivery of the first Gulfstream G280. In the first quarter of 2025, an additional $19.5 million was repaid to SAC Leasing G280 LLC as a result of the delivery of the second Gulfstream G280 and the return of $9.0 million in deposits related to the fourth Gulfstream G280. After the delivery of the second Gulfstream G280 and the deposit return related to the fourth Gulfstream G280, the outstanding balance of the credit facility from SAC Leasing G280 LLC was $8.5 million, net. In the second quarter of 2025, with the delivery of the third G280, the remaining outstanding balance of the SAC Leasing G280 LLC credit facility was paid in full.

On March 27, 2026, the Company entered into an ATM Sales Agreement with Curvature Securities, LLC (the “Agent”), pursuant to which the Agent will act as the Company’s sole sales agent or principal with respect to the offer and sale from time-to-time of shares of the Company’s Class A Common Stock, having an aggregate gross sales price of an aggregate of up to $3.7 million. In April 2026, the Company received $3.6 million in net proceeds from the sale of stock under our at-the-market program.

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

The Company determines revenue recognition pursuant to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, through the following steps:

1.	Identification of the contract, or contracts, with a customer.

2.	Identification of the performance obligation(s) in the contract.

3.	Determination of the transaction price.

4.	Allocation of the transaction to the performance obligation(s) in the contract.

5.	Recognize revenue when or as the entity satisfies a performance obligation.

The Company generated revenue primarily through: (i) the sale of aircraft and (ii) our Vaunt software-as-a-subscription platform. Revenue is recognized when control of the promised service is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies, as a performance obligation, each promise to transfer a good or service to a customer that is distinct. To identify its performance obligations, the Company considers all of the goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

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

JOBS Act

We are an “emerging growth company” as defined in the JOBS Act. The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The Company’s financial statements have not been impacted by the JOBS Act as of March 31, 2026.

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

As of the end of the period covered by the report, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on March 31, 2026 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. Investors should review the risks provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the quarter ended March 31, 2026, which were not previously reported in a Current Report on Form 8-K filed by the Company with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company and its affiliates did not repurchase any shares of common stock during the quarter ended March 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended March 31, 2026, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended March 31, 2026, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

(c) During the quarter ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Index
Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated July 28, 2025, between Volato Group, Inc., Volato Merger Subsidiary, Inc., and M2i Global, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated January 19, 2026, between Volato Group, Inc., Volato Merger Subsidiary, Inc., and M2i Global, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2026).
3.1	Second Amended and Restated Certificate of Incorporation of Volato Group, Inc., as amended through February 19, 2025 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed with the SEC on May 7, 2025).
3.2	Third Amended and Restated Bylaws of Volato Group, Inc. PROOF Acquisition Corp I, as amended through October 10, 2024 (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2024).
10.1	Fifth Amendment to the Aircraft Management Services Agreement, dated March 6, 2026(incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026).
10.2	Asset Purchase agreement with flyExclusive, dated March 6, 2026 (incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026)
10.3	ATM Sales Agreement, dated March 27, 2026, with Curvature Securities, LLC (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: May 15, 2026

VOLATO GROUP, INC.

By:	/s/ Matthew Liotta
Name:	Matthew Liotta
Title:	Chief Executive Officer

By:	/s/ Mark Heinen
Name:	Mark Heinen
Title:	Chief Financial Officer

