Form 10-Q
period 2026-06-30
Volato Group, Inc.
filed 2026-08-14
CIK 1853070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001-41104

VOLATO GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	86-2707040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1954 Airport Road, Suite 124

Chamblee, GA 30341

(Address of Principal Executive Offices, including ZIP Code)

844-399-8998

(Registrant’s telephone number, including area code)

N/A

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

As of August 3, 2026, there were 53,633,248 shares of Class A common stock outstanding.

VOLATO GROUP, INC.

FORM 10-Q

Special Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Risk Factors” (Part II, Item 1A of this Quarterly Report on Form 10-Q (“Quarterly Report”)), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions or the negative of such terms. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe certain risks and uncertainties that could cause actual results and events to differ materially in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” of our most recent Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I.

ITEM 1. FINANCIAL STATEMENTS

VOLATO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$8,440	$4,698
Accounts receivable, net	12	101
Equity contribution receivable	200	—
Contract assets, net	840	636
Deposits	53	70
Note receivable, current	138	206
Investment in M2i	643	1,197
Investment in flyExclusive	—	1,739
Aviation asset option	—	324
Prepaid expenses and other current assets	800	572
Current assets - discontinued operations	32	267
Total current assets	11,158	9,810

Property and equipment, net	502	323
Operating lease, right-of-use assets	107	128
Note receivable, non-current	1,770	1,693
Total assets	$13,537	$11,954

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,309	$3,394
Dividend payable	—	1,637
Convertible notes, net	—	4,230
Operating lease liability	46	43
Deferred revenue and customer deposits	4,621	2,823
Current liabilities - discontinued operations	35	1,591
Total current liabilities	10,011	13,718

Operating lease liability, non-current	61	85
Total liabilities	$10,072	$13,803

COMMITMENTS AND CONTINGENCIES (Note 13)

Shareholders’ equity (deficit):
Common Stock Class A, $0.0001 par value; 200,000,000 authorized; 53,183,044 and 9,510,784 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$10	$5
Additional paid-in capital	108,911	98,917
Accumulated deficit	(105,456)	(100,771)
Total shareholders’ equity (deficit)	3,465	(1,849)
Total liabilities and shareholders’ equity	$13,537	$11,954

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLATO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$965	$24,855	$1,967	$50,338

Costs and expenses:
Cost of revenue	292	21,088	586	42,075
Selling, general and administrative	3,193	2,895	6,243	4,865
Total costs and expenses	3,485	23,983	6,829	46,940

Operating income (loss)	(2,520)	872	(4,862)	3,398

Other income (expenses):
Other income (loss), net	(86)	3,130	(116)	4,311
Gain (loss) on sale of asset	(264)	—	830
Gain (loss) from change in fair value of financial instruments	(218)	99	(1,596)	(750)
Gain from termination of certain Investment shares in M2i	959	—	959	—
Interest income (expense), net	(26)	(1,229)	1	(3,629)
Other income (expenses), net	365	2,000	78	(68)

Income (loss) before provision for income taxes and discontinued operations	(2,155)	2,872	(4,784)	3,330
Provision for income taxes	(1)	189	4	287
Net income (loss) from continuing operations	(2,154)	2,683	(4,788)	3,043
Net income (loss) from discontinued operations, net of taxes	103	919	103	1,014
Net income (loss)	$(2,051)	$3,602	$(4,685)	$4,057

Basic and diluted net income (loss) per share:
Net income (loss) per share from continuing operations, basic	$(0.06)	$1.03	(0.18)	$1.36
Net income (loss) per share from continuing operations, diluted	$(0.06)	$0.55	(0.18)	$0.85
Net income (loss) per share from discontinued operations, basic	$0.00	$0.35	0.00	$0.45
Net income (loss) per share from discontinued operations, diluted	$0.00	$0.20	0.00	$0.23
Net income (loss) per share, basic	$(0.06)	$1.39	(0.17)	$1.82
Net income (loss) per share, diluted	$(0.06)	$0.75	(0.17)	$1.08

Weighted average common shares outstanding:
Basic	34,809,790	2,592,878	27,125,094	2,229,573
Diluted	34,809,790	4,661,101	27,125,094	4,506,376

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLATO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except shares)

(unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	1,843,852	$5	$87,968	$(104,307)	$(16,334)
Stock-based compensation	—	—	46	—	46
Issuance of common stock	57,041	—	—	—	—
Net income	—	—	—	455	455
Balance as of March 31, 2025	1,900,893	$5	$88,014	$(103,852)	$(15,833)
Stock-based compensation	—	—	557	—	557
Issuance of common stock	2,721,844	—	4,610	—	4,610
Net income	—	—	—	3,602	3,602
Balance as of June 30, 2025	4,622,737	$5	$93,181	$(100,250)	$(7,064)

	Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2025	9,510,784	$5	$98,917	$(100,771)	$(1,849)
Stock-based compensation	—	—	30	—	30
Issuance of common stock for debt conversion	10,604,465	1	4,042	—	4,043
Issuance of restricted stock units	70,000	—	—	—	—
Cost of common stock issuance			(36)		(36)
Net loss	—	—	—	(2,634)	(2,634)
Balance as of March 31, 2026	20,185,249	$6	$102,953	$(103,405)	$(446)
Stock-based compensation	—	—	—	—	—
Issuance of common stock for debt conversion	1,154,915	—	249	—	249
Issuance of common stock	35,101,766	4	6,647	—	6,651
Reversal of common stock issuance	(3,258,886)	—	(532)	—	(532)
Cost of common stock issuance	—	—	(406)	—	(406)
Net loss	—	—		(2,051)	(2,051)
Balance as of June 30, 2026	53,183,044	$10	$108,911	$(105,456)	$3,465

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLATO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss) from continuing operations	$(4,788)	$3,043
Net income from discontinued operations	103	1,014
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	120	169
Non-monetary exchange	32	54
Stock compensation expense	30	603
Gain from sale of contract asset	(830)	—
(Gain) loss from disposal property and equipment	26	6
Loss from sale of consolidated entity	—	35
Gain on settlement of liabilities	(108)	(4,324)
Loss on dividend payable	101	—
Amortization right-of-use asset	21	19
Amortization of debt discount	—	283
Change in fair value of convertible notes	63	750
Loss on investment in M2i	981	—
Gain on termination of certain investment shares of M2i	(959)
Loss on investment in flyExclusive	128	—
Loss on aviation asset option	324	—
Changes in assets and liabilities:
Accounts receivable	89	(30)
Contract assets, net	(468)	(211)
Prepaid and other current assets	(237)	73
Deposits	17	5,237
Account payable and accrued liabilities	467	(914)
Deferred revenue and customers’ deposits	1,798	(1,511)
Change in assets and liabilities of discontinued operations	235	(3,760)
Net cash (used in) provided by operating activities from continuing operations	(3,193)	3,282
Net cash provided by (used in) operating activities from discontinued operations	338	(2,746)
Net cash (used in) provided by operating activities	(2,855)	536
Investing activities:
Cash payment for property and equipment	(356)	—
Proceeds from the sale of property and equipment	—	30
Net cash (used in) provided by investing activities	(356)	30
Financing activities:
Principal payment on lease obligations	(21)	(19)
Repayment of loans	—	(1,124)
Proceeds from the issuance of convertible notes, net	—	1,350
Proceeds from the issuance of shares under “at the market”	3,585	—
Proceeds from PIPE	2,210	—
Proceeds from Registered Direct offering	1,621	—
Costs of common stock issuance	(442)	(66)
Net cash provided by financing activities	6,953	141
Net increase in cash	3,742	707
Cash, beginning of period	4,698	4,000
Cash, end of period	$8,440	$4,707
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1,652
Cash paid for income taxes	$252	$165
Non-Cash Investing and Financing Activities:
Note receivable from sale of GC Aviation, Inc.	$—	$1,800
Non-cash interest	$—	$1,977
In-kind dividend paid	$(1,738)	$—
Credit facility for aircraft deposit	$—	$(28,000)
Issuance of shares for convertible notes	$4,293	$4,676
Investment in flyExclusive	$1,738	$—
Issuance of flyExclusive shares as part of PIPE	$967	$—
Financing for aircraft purchase	$—	$37,506
Payment on liability for aircraft purchase	$—	$(37,595)
Deposits on aircraft	$—	$28,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VOLATO GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Volato Group, Inc. (“we”, “us”, “the Company”, or “Volato”) is a holding company for several wholly owned subsidiaries, including Volato, Inc., Fly Vaunt, LLC, Gulf Coast Aviation, LLC (f/k/a Gulf Coast Aviation, Inc.), Parslee, LLC and Modern Aero Charter, LLC. The Company’s primary operating subsidiary was founded in 2021. That year, the Company entered the private jet charter and fractional ownership market with its Part 135 HondaJet ownership program, taking delivery of its first jet in August 2021 and completing its first Part 135 charter flight in October of 2021. In March 2022, the Company acquired Gulf Coast Aviation, Inc. (n/k/a Gulf Coast Aviation, LLC), owner of GC Aviation, Inc., a Part 135 air carrier certificate holder. In March 2022, the Company placed orders for four Gulfstream G280s for delivery in 2024 and 2025. In September 2022, the Company started internal development on its full suite Flight Management Software platform Mission Control, in the fourth quarter of 2023 the Company commercially launched Vaunt, our proprietary consumer facing empty leg platform, and in the fourth quarter of 2025 the Company commercially launched Parslee, our AI based document intelligence platform.

In September 2024, the Company entered into an agreement with flyExclusive, Inc., (“flyExclusive”) a leading provider of private jet charter services, to transition the management of its aircraft ownership fleet operations to flyExclusive. This move was intended to bring substantial cost savings and allow Volato to focus on its potential high-growth areas, including aircraft sales and proprietary software products. The Company has continued to generate revenue from its proprietary software, including the Vaunt platform, its empty leg consumer app. In the fourth quarter of 2024, we transferred our aircraft lease agreements to flyExclusive and have no further obligations under the aircraft lease agreements or control over flight operations. The Company has retained insider card liabilities of $0.1 million as of June 30, 2026.

On February 24, 2025, the Company effected a reverse stock split of its issued and outstanding Class A common stock (also referred to as “common stock” in this Quarterly Report), at a ratio of 1-for-25 (the “Reverse Stock Split”) with no change in par value. All share amounts have been retroactively adjusted to account for the split as if it occurred at inception.

On March 20, 2025, the Company sold its former subsidiary GC Aviation, Inc., which held the FAA Part 135 certificate for $2.0 million, of which $1.8 million is a note receivable. The Company is currently accruing interest on the note.

On July 28, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Volato Merger Subsidiary, Inc., a Nevada corporation and then wholly-owned subsidiary of Volato (“Merger Sub”), and M2i Global, Inc., a Nevada corporation (“M2i”), pursuant to which Merger Sub was to merge with and into M2i, with M2i surviving the merger as a wholly-owned subsidiary of Volato (together with all other transactions contemplated by the Merger Agreement, the “Merger”). On June 4, 2026, the Company delivered written notice to M2i terminating the Merger Agreement and abandoning the transactions contemplated thereby.

In July 2025, the Company began development of an Artificial Intelligence based software platform designed to enhance the reliability of leading large language models when analyzing contracts, SEC filings and reports, and other structured documents.

On October 1, 2025, the Company entered into a Fourth Amendment (the “Amendment”) to Aircraft Management Services Agreement (as amended the “Agreement”) with flyExclusive to bring the Agreement in line with Company’s anticipated shift in operations, new business directives, and to better accommodate the contemplated Merger with M2i. The Amendment served to (i) modify the term of the Agreement; (ii) grant flyExclusive, subject to certain terms and conditions, the right to purchase certain aviation-related assets from the Company and assume certain obligations of the Company (the “flyExclusive Asset Option”); (iii) grant the Company, subject to certain terms and conditions, the right to sell certain aviation-related assets to flyExclusive and assign certain obligations of the Company to flyExclusive (the “Company Asset Option,” and collectively with the flyExclusive Asset Option, the “Asset Options”); (iv) obligate flyExclusive to pay the Company $100,000 upon execution of the Amendment as settlement of net payables owed by flyExclusive to the Company under the terms of the Agreement (the “Net Payables Obligation”); and (v) modify the material terms of flyExclusive’s right to cause the Company to merge with and into a wholly owned subsidiary of flyExclusive (the “flyExclusive Merger Option”), including that the flyExclusive Merger Option is to be only exercisable in the event that the Company and M2i terminate the Merger Agreement. flyExclusive paid the Net Payables Obligation by issuing the Company 20,576 shares of Class A common stock.

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

In January 2026, the Company paid a dividend of 432,099 shares of Class A common stock of flyExclusive to Volato shareholders.

On March 6, 2026, the Company signed amendment number five to the Agreement with flyExclusive, pursuant to which the Company sold certain unused intellectual property assets for $1.3 million payable in cash or shares of flyExclusive’s Class A common stock. Such assets represent a portion of the total assets which were anticipated to be sold under one of the Asset Options as described above. flyExclusive issued an aggregate of 451,901 shares of its Class A common stock to the Company in March 2026 which is recorded as Investment in flyExclusive on the consolidated balance sheets. With the sale of the asset, the Company recorded a gain on the sale of the asset of $0.8 million which is recorded in Other Income on the Consolidated Statements of Operations. Following the sale of the intellectual property assets pursuant to the fifth amendment, there is $700,000 in remaining assets that may be sold to flyExclusive under the terms of the Agreement, as amended.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern, liquidity, and capital resources

The Company has limited operating history, the Company realized net loss of approximately $4.7 million for the six months ended June 30, 2026 and the Company has an accumulated deficit of approximately $105.5 million as of June 30, 2026.

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

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and following the requirements of the Securities and Exchange Commission (the “SEC”). The unaudited interim consolidated financial statements are condensed and should be read in conjunction with the Company’s annual audited 2025 condensed consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026. The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2026 or for any other future annual or interim period.

Reclassifications

Certain amounts in 2026 have been reclassified to conform with the current period’s presentation to properly reflect discontinued operations.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include:

●	Useful lives of property, plant, and equipment.
●	Assumptions used in valuing debt or equity instruments.
●	Deferred income taxes and related valuation allowance.
●	Assessment of long-lived assets impairment.
●	Assumptions used in the aviation asset put/call option.
●	Accrual and legal estimates

Cash

Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2026 and December 31, 2025, the Company had no cash equivalents besides what was in the cash balance as of those dates. The Company had no restricted cash at June 30, 2026, and December 31, 2025, respectively.

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

During the three months ended June 30, 2026 and 2025, the Company recognized $6 thousand and $123 thousand of bad debt expense, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized $7 thousand and $148 thousand of bad debt expense, respectively.

Fixed assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years:

Classification	Life
Machinery and equipment	3-7 years
Automobiles	5 years
Computer and office equipment	5 years
Website development costs	3 years

Computer software development

Software development costs are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation and software maintenance costs are expensed as incurred. The capitalized computer software development costs are reported under the section “Property and equipment, net” in the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life of the software, generally three years from when the asset is placed in service. The Company capitalized $346 thousand and zero of internal software development costs during the six months ended June 30, 2026 and 2025, respectively. The Company recognized $42 thousand and $48 of amortization expense related to computer software development during the three months ended June 30, 2026 and 2025, respectively. The Company recognized $69 thousand and $96 thousand of amortization expense related to computer software development during the six months ended June 30, 2026 and 2025, respectively. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities. During the six months ended June 30, 2026 and 2025, the Company reduced the value of software development cost by $32 thousand and $54 thousand, related to a non-monetary exchange with a third party and their use of our mission control software. This software development cost was originally related to software developed for internal use, which was licensed to a third party in a non-monetary transaction and was subsequently sold to the same third-party in March 2026.

Website development cost

The costs incurred for activities during the website application and infrastructure development stage are capitalized in accordance with the guidance on internal-use software in FASB ASC 350-40. The Company capitalized no website development costs during the six months ended June 30, 2026 and 2025, respectively. The Company recognized $24 thousand and $24 thousand of amortization expenses during the three months ended June 30, 2026 and 2025, respectively. The company recognized $40 thousand and $48 thousand of amortization expense during the six months ended June 30, 2026 and 2025, respectively.

Valuation of long-lived assets

In accordance with FASB ASC 360, property, plant, and equipment, and long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. No impairment was recognized during the six months ended June 30, 2026 and 2025, respectively.

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

The Company measures fair value under a framework that utilizes a hierarchy prioritizing the inputs to relevant valuation techniques. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs used in measuring fair value are:

■	Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company as the ability to access.
■	Level 2: Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets.
●	Quoted prices for identical or similar assets or liabilities in inactive markets.
●	Inputs other than quoted prices that are observable for the asset or liability.
●	Inputs that are derived principally from or corroborated by observable market date by correlation or other means.
●	If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

■	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

In December 2024, the Company entered into a Securities Purchase Agreement (“2024 Securities Purchase Agreement”) pursuant to which the Company may issue a series of convertible notes for an aggregate principal amount not to exceed $36.0 million. During the year ended December 31, 2024, the Company issued a single convertible note in the principal amount of $4.5 million, (the “2024 Convertible Note”), of which $4.1 million was funded as of December 31, 2024, representing an original issue discount of ten percent. The Company elected the fair value guidance under ASC 825-10 and the 2024 Convertible Note was recognized at initial fair value as of the issuance date. The value of the 2024 Convertible Note at issuance approximated fair value as of December 31, 2024. Any issuances of additional convertible notes are subject to the terms and conditions of the 2024 Security Purchase Agreement (see Note 8).

On September 30, 2025, the Company, entered into Share Exchange Agreements (the “Share Exchange Agreements”), with two investors. The investors are shareholders of M2i, whose common stock is publicly quoted on the OTCQB Venture Market of OTC Markets Group, Inc. under the symbol “MTWO”. Pursuant to the Share Exchange Agreements, the Company agreed to issue an aggregate of 1,197,604 shares of the Company’s Class A common stock to the investors in exchange for an aggregate of 16,000,000 shares of M2i common stock (the “Investment in M2i”). At the date of the exchange, the Company recognized a loss of $115 thousand in “Loss from change in fair value of financial instruments” on the consolidated statement of operations for the difference between the fair value of the Company’s common stock that were issued and the fair value of the Investment in M2i.

On April 16, 2026, the Company entered into two additional Share Exchange Agreements, and on April 17, 2026 the Company entered into a final Share Exchange Agreement with investors who are M2i shareholders. Pursuant to the additional Share Exchange Agreements, the Company agreed to issue an aggregate 5,407,499 shares of the Company’s Class A common stock in exchange for an aggregate of 48,044,912 shares of M2i common stock. At the date of exchange, the Company recognized a loss of $80 thousand for the difference between the fair value of the shares of the Company’s common stock that were issued and the fair value of the Investment in M2i.

On June 28, 2026, the Company entered into a mutual termination and release agreement with one of the M2i Investors because the investor failed to transfer and deliver 27,902,467 M2i shares to the Company as required by the Share Exchange Agreements. In addition, the Company filed suite with another of the M2i Investors because the investor failed to transfer and deliver 4,000,000 M2i Shares to the Company as required by the Share Exchange Agreements. In conjunction with the mutual termination and release agreement and suite filed, the Company cancelled 3,258,886 shares of Company common stock that were previously issued to the investors. During the three and six months ended June 30, 2026, the Company recorded a gain of $959 thousand due to unwind of the terminated agreements.

Pursuant to ASC 321, the Investment in M2i is measured at fair value each reporting period, with unrealized gain or loss recognized in earnings. The Investment in M2i is classified within Level 2 of the fair value hierarchy under ASC 820, as it is based on quoted prices for identical assets in inactive markets. The inputs are obtained from OTC quoted prices for level II. During the six months ended June 30, 2026, the Company recorded a net loss of $450 thousand related to the change in fair value of the remaining Investment in M2i.

On October 1, 2025, the Company entered into the Amendment with flyExclusive, as described in Note 1. As part of the amendment, flyExclusive agreed to pay $2.1 million in cash or shares of common stock to the Company for the net payables option and the proceeds from the sale of the fourth G280. flyExclusive issued the Company 432,099 shares of Class A common stock (the “Investment in flyExclusive”) in the fourth quarter of 2025. At the date of the exchange, the Company recognized a loss of $6.1 million in Other Expense in the consolidated statements of operations. In January 2026, the Company effected a divided of the shares of flyExclusive stock it previously held to its shareholders. With the issuance of the dividend the Company recorded a loss of $101 thousand on the loss of the settlement of shares during the three months ended March 31, 2026.

On March 6, 2026, the Company signed amendment number five to the Agreement with flyExclusive, and sold certain unused intellectual property assets for $1.3 million payable in cash or shares of flyExclusive’s Class A common stock. Such assets represent a portion of the total assets which were anticipated to be sold under one of the Asset Options as described above. flyExclusive issued an aggregate of 451,901 shares of its Class A common stock to the Company in March 2026 and is recorded as Investment in flyExclusive on the consolidated balance sheets. During the three months ended June 30, 2026, the Company recorded a loss of $54 thousand related to the change in fair value of the Investment in flyExclusive. During the six months ended the Company recorded a loss of $128 thousand related to the change in fair value of the Investment in flyExclusive.

Pursuant to ASC 321, the Investment in flyExclusive is measured at fair value each reporting period, with unrealized gain or loss recognized in earnings. The Investment in flyExclusive is classified within Level 1 of the fair value hierarchy under ASC 820, as it is traded in an active market.

Additionally, with the signing of the Amendment with flyExclusive, as described in Note 1, it granted flyExclusive the right to purchase certain aviation-related assets from the Company and assume certain Company obligations (the “Call Option”) and granted the Company the right to sell certain obligations of the Company to flyExclusive (the “Put Option”). The fair value of the Company’s recorded Aviation Asset Option was determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Black-Scholes model was used to determine the fair value as of December 31, 2025. As of December 31, 2025, the Company fair valued the aviation asset and recorded a gain on the asset of $324 thousand. In March of 2026, the Company determined that the exercise of the Call Option and Put Option prior to the expiration of the Agreement was not probable and as such the value of the aviation asset was reduced to zero and a loss of $324 thousand was recorded in gain (loss) on change in financial instruments in the consolidated statements of operations.

On June 7, 2026, under the terms of the Purchase Agreement, the Company delivered to the lead investor 451,901 shares of FlyExclusive, Inc. common stock, previously held by the Company, which resulted in the Company ceasing to hold any shares of FlyExclusive common stock.

The following table presents balances of the fair value instruments as of June 30, 2026 and December 31, 2025, in thousands:

	Fair Value Measurements as of June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Investment in M2i	$—	$643	$—	$643
Total financial assets	$—	$643	$—	$643

	Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
Third Tranche Note	$—	$—	$3,148	$3,148
Fourth Tranche Note	—	—	1,082	1,082
Total financial liabilities	$—	$—	$4,230	$4,230

Financial assets:
Investment in M2i	$—	$1,197	$—	$1,197
Investment in flyExclusive	1,739	—	—	1,739
Aviation asset option	—	—	324	324
Total financial assets	$1,739	$1,197	$324	$3,260

The following table presents changes of all convertible notes issued under the 2024 Securities Purchase Agreement (see Note 8) with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2026, in thousands:

2024 Convertible Notes
Balance at December 31, 2025	$4,230
Change in fair value	60
Conversions	(4,043)
Balance at March 31, 2026	$247
Change in fair value	3
Conversions	(250)
Balance at June 30, 2026	$—

The Company measured the Third Tranche Notes using a Monte Carlo simulation valuation model using the following assumptions:

Three and six months ended June 30, 2026
Third Tranche Note
Volume Weighted average stock price (“VWAP”)	$0.27
Simulation Period	0.28
Expected Volatility	144.2%
Credit risk-adjusted rate	22.1%
Risk-free Rate	3.69%

The following table represents the change in the Aviation asset option for the three and six months ended, June 30, 2026, in thousands:

Aviation asset option
Balance at December 31, 2025	$324
Additions	—
Change in fair value	(324)
Balance at June 30, 2026	$—

There were no transfers between fair value levels during the period. There were no gains and losses attributable to changes in instrument specific credit risk as the Company determined the likelihood of an event of default to be de minimus. The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid and other assets, accounts payable and accrued expenses, deposits, and members’ deposits approximate their fair value because of the short maturity of those instruments. The Company’s credit facility, convertible notes and other loans approximate the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term maturity of these instruments at June 30, 2026 and December 31, 2025.

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

Revenue from aircraft sales is recognized upon the delivery of the aircraft.

The Company generated revenue during the three and six months ended June 30, 2026 and 2025, broken down as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Aircraft sales	$—	$24,500	$—	$49,600
Subscription	965	355	1,967	738
Total	$965	$24,855	$1,967	$50,338

Revenue from the sales of our Vaunt Software-as-a-subscription is deferred and recognized over the subscription term of the software and is included in deferred revenue and customer deposits on the consolidated balance sheets. Additionally, in the three and six months ended June 30, 2026 we recognized revenue of $152 thousand related to mission control and the third-party non-monetary transaction.

The following table provides a rollforward of deferred revenue, recorded in deferred revenue and customer deposits in the consolidated balance sheets, for the six months ended June 30, 2026, in thousands:

Amount
Balance as of December 31, 2025	$2,722
Revenue recognized	(1,797)
Revenue deferred	3,627
Balance as of June 30, 2026	$4,552

Assets Recognized from the Costs to Obtain Revenue Contracts

We recognize an asset for the incremental costs of obtaining a contract with a client if we expect the amortization period to be longer than one year, such costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. We have determined the costs incurred are incremental and recoverable and are subject to capitalization and amortization under ASC 340-40. The capitalized costs relate to revenue share with Vaunt operators and Vaunt sales commissions. The assets are capitalized and amortized ratably over the expected period of the benefit, which is currently estimated at 14 months. In April, after the sale of mission control to flyExclusive, the Company wrote off $264 thousand of the remining amount of the flyExclusive amortization and is recorded in gain on sale of asset in the consolidated statements of operations as of June 30, 2026.

The following tables present the asset balances and related amortization expense for the contract assets:

	As of and for the six months ended June 30, 2026
	Beginning Balance	Amount Capitalized, net	Amortization	Ending Balance
Contract assets	$636	$750	$(546)	$840

	As of and for the twelve months ended December 31, 2025
	Beginning Balance	Amount Capitalized	Amortization	Ending Balance
Contract assets	$—	$935	$(299)	$636

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

Net income (loss) per share

The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of FASB ASC. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially dilutive debt or equity. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the six months ended June 30, 2026, include stock options, restricted stock units and warrants.

The Company had 16,509 and 17,857 outstanding stock options to purchase an equivalent number of shares of common stock at June 30, 2026, and 2025, respectively.

The Company had 10,964 and 15,706 outstanding restricted stock units to purchase an equivalent number of shares of common stock at June 30, 2026 and 2025, respectively.

The Company also had 1,161,195 outstanding warrants to purchase an equivalent number of shares of common stock as of June 30, 2026 and 2025, respectively at a weighted average strike price of $287.50.

Concentration of credit risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. As of June 30, 2026 the Company had approximately $8.2 million in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash.

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

The Company reviewed the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicated the impairment, an impairment loss would be recorded for the difference of the value recorded and the fair value. There was no impairment loss for the three months ended June 30, 2026 or 2025, respectively.

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

If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter. In March 2025, the Company sold GC Aviation, Inc. which held the Part 135 air carrier certificate. In connection with that sale, the Company recorded an impairment on goodwill of $35 thousand for the six months ended June 30, 2025. The loss is recorded in other income, net in the consolidated statements of operations. There was no impairment loss recorded for the six months ended June 30, 2026.

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

Advertising costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses on the consolidated statements of operations. Such advertising amounted to $255 thousand and $207 thousand for the three months ended June 30, 2026 and 2025, respectively. Advertising amounted to $525 thousand and $344 thousand for the six months ended June 30, 2026 and 2025, respectively.

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

Recent accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update “ASU” 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker “CODM” and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company adopted this standard, and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. The Company has one reportable segment.

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

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is intended to enhance the disclosures for expenses for all public entities in accordance with ASC Topic 220, Income Statement-Reporting Comprehensive Income. ASU 2024-03 addresses investor requests for more detailed information about expenses, specifically cost of sales and selling, general, and administrative expenses. ASU 2024-03 requires a public entity to disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption presented on the face of the income statement as well as a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires a public entity to disclose the total amount of selling expenses and the entity’s definition of selling expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. A public entity should apply ASU 2024-03 either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its future consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the guidance used to determine when costs incurred in developing internal-use software should be capitalized. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effect of the amendments on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. This update will be effective beginning after December 15, 2027. The Company is currently evaluating the impact that adoption of ASU 2025-11 will have on its consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

In March 2025, the Company sold GC Aviation, Inc., which held the FAA Part 135 certificate, therefore items related to GC Aviation, Inc. are included in discontinued operations.

Major classes of line items constituting net income (loss) from discontinued operations are as follows:

	Three Months Ended June 30,		Six Month ended June 30,
	2026	2025	2026	2025
Revenue - Aircraft usage	$—	$24	$—	$80
Revenue - Managed aircraft	—	—	—	—
Costs of Revenue - Aircraft usage	—	27	—	64
Cost of Revenue - Managed aircraft	—	—	—	1
Selling, general and administrative	—	99	—	306
Other income (loss) from discontinued operations	103	946	103	1,005
Loss from discontinued operations before provision for taxes	103	844	103	714
Benefit for taxes from discontinued operations	—	(75)	—	(300)
Net income (loss) from discontinued operations, net	$103	$919	$103	$1,014

Carrying amounts and major classes of assets included as part of discontinued operations are as follows:

	June 30, 2026	December 31, 2025
Accounts receivable, net	$32	$13
Prepaid and other assets	—	254
Total assets associated with discontinued operations	$32	$267

Carrying amounts and major classes of liabilities included as part of discontinued operations are as follows:

	June 30, 2026	December 31, 2025
Accounts payable and accrued liabilities	$35	$1,307
Customer deposits and deferred revenue	—	284
Total liabilities associated with discontinued operations	$35	$1,591

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets was $0.8 million as of June 30, 2026, consisting primarily of $0.5 million of prepaid directors and officers insurance and $0.1 million of prepaid software costs. The remaining balance consisted of other miscellaneous prepaid expenses and current assets.

NOTE 5 – INTANGIBLES

Indefinite - Lived Intangible Assets

In March 2025, the Company sold GC Aviation, Inc., which held the FAA Part 135 Certificate for $2.0 million. The Company did not recognize any impairment of the Part 135 certificate during the three months ended March 31, 2025. As of June 30, 2026 and December 31, 2025, the value of the FAA Part 135 certificate was zero.

NOTE 6– PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at June 30, 2026 and December 31, 2025, in thousands:

	June 30, 2026	December 31, 2025
Machinery and equipment	$37	$186
Website development costs	290	290
Computer and office equipment	23	12
Software development costs	867	553
	1,217	1,041
Less accumulated depreciation	(715)	(718)
Property and equipment, net	$502	$323

During the three months ended June 30, 2026 and 2025, the Company recognized $61 thousand and $85 thousand of depreciation and amortization, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized $120 thousand and $169 thousand of depreciation and amortization, respectively.

During the six months ended June 30, 2026 and 2025, the Company reduced the value of software development cost by $32 thousand and $54 thousand, related to a non-monetary exchange with a third party and their use of our mission control software. This software development cost was for software originally developed for internal use and has subsequently been sold to the third party in a non-monetary transaction.

NOTE 7 – NOTE RECEIVABLE

On March 20, 2025, the Company sold its former subsidiary GC Aviation, Inc., which held the FAA Part 135 certificate for $2.0 million and recorded a $1.8 million note receivable. The note receivable bears interest at a rate of 7% annually amortized over 15 years with a three year balloon payment. The first payment was to be the sooner of 120 days from the date of closing or the first business day following the first charter flight performed by the buyer.

On June 17, 2026, the Company entered into an amendment to the agreement, under which it sold GC Aviation, Inc. The Company elected to waive certain interest due under the note and extend the first payment date to December 19, 2026.

Note receivable consisted of the following as of June 30, 2026, and December 31, 2025, in thousands:

	June 30, 2026	December 31, 2025
Principal	$1,800	$1,800
Accrued interest receivable	108	99
Net carrying value	1,908	1,899
Less: Note Receivable, short-term	(138)	(206)
Note receivable, long-term	$1,770	$1,693

NOTE 8 – UNSECURED CONVERTIBLE NOTES

Unsecured convertible notes consisted of the following at June 30, 2026 and December 31, 2025, in thousands:

	June 30, 2026	December 31, 2025

Unsecured convertible note, 4% coupon, due July 2026**	$—	$3,148
Unsecured convertible note, 4% coupon, due October 2026***	—	1,082
Less current portion	—	(4,230)
Total unsecured convertible note, long term	$—	$—

**	Represents the Third Tranche Note (as described in this Note 8)

***	Represents the Fourth Tranche Note (as described in this Note 8)

During the year ended December 31, 2024, the Company entered into the 2024 Securities Purchase Agreement as described in Note 2 above pursuant to which the Company may issue a series of convertible notes for an aggregate principal not to exceed $36.0 million. As of June 30, 2026, the Company had issued $11.22 million in aggregate principal amount of convertible notes, leaving $24.78 million of remaining capacity available for future issuances. The Company does not expect to issue additional convertible notes in 2026.

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

The 2024 Convertible Note is accounted for as a single liability measured at fair value in accordance with ASC 825-10. At June 30, 2026 and 2025, the Company valued the 2024 Convertible Note using the Monte-Carlo valuation model. See Note 2.

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

Unsecured convertible note due June 2026 - Second Tranche Note

In June 2025, the Company issued a second convertible note (the “Second Tranche Note”) in accordance with the terms of the 2024 Securities Purchase Agreement in the principal amount of $1.5 million, for a purchase price of $1.4 million, representing an original issue discount of ten percent, which was scheduled to mature on June 13, 2026. The Second Tranche Note was recorded at a fair value of $1.4 million. The Company recorded a loss of $124 thousand on the change in fair value of the Second Tranche Note in the three months ended June 30, 2025.

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

Unsecured convertible note due July 2026 - Third Tranche Note

In July 2025, the Company issued a third convertible note, (the “Third Tranche Note”), in accordance with the terms of the 2024 Securities Purchase Agreement, in the principal amount of $3.0 million, for a purchase price of $2.7 million, representing an original issue discount of ten percent, which matures on July 21, 2026. The Third Tranche Note was recorded at an initial fair value of $2.9 million. The Company recorded a loss of $449 thousand on the change in fair value of the Third Tranche Note in the twelve months ended December 31, 2025.

In the first quarter of 2026, $2.8 million of the outstanding principal and accrued interest of the Third Tranche Note was converted into 8,677,847 shares of the Company’s common stock. Immediately prior to the conversions, the Company remeasured the liability to its fair value as of the conversion date. The Company recorded a loss of $29 thousand related to the change in fair value as of the conversion dates. The Company recorded a loss of $11 thousand on the change in fair value of the Third Tranche Note in the three months ended March 31, 2026. In April 2026, the remaining $231 thousand of outstanding principal and interest was converted into 1,154,915 shares of the Company’s common stock. Immediately prior to the conversion, the Company remeasured the liability to its fair value as of the conversion date. The Company recorded a loss of $3 thousand related to the change in fair value as of the conversion dates in the three months ended June 30, 2026.

Unsecured convertible note due October 2026 - Fourth Tranche Note

In October 2025, the Company issued a fourth convertible note, (the “Fourth Tranche Note”) in accordance with the 2024 Securities Purchase Agreement, in the principal amount of $2.2 million, for a purchase price of $2.0 million, representing an original issue discount of ten percent, which was scheduled to mature on October 16, 2026. The Fourth Tranche Note was recorded at an initial fair value of $2.2 million. The Company recorded a loss of $200 thousand on the change in fair value of the Fourth Tranche Note at issuance. In December 2025, $1.2 million of the outstanding principal and accrued interest of the Fourth Tranche Note was converted into 1,604,091 shares of the Company’s common stock. Immediately prior to the conversions, the Company remeasured the liability to its fair value as of the conversion date and recorded a gain of $10 thousand related to the change in fair value as of the conversion date. The Company recorded a loss of $272 thousand on the change in fair value for the twelve months ended December 31, 2025. In January 2026, the remaining $1.0 million of outstanding principal and accrued interest was converted into 1,926,618 shares of the Company’s common stock. Immediately prior to the conversion, the Company remeasured the liability to its fair value as of the conversion date. The Company recorded a loss of $20 thousand related to the change in fair value as of the conversion date during the six months ended June 30, 2026.

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

During the six months ended June 30, 2025, the Company decreased its SAC leasing G280 LLC line of credit by $28.0 million through a combination of a repayment in the amount of $10.5 million, with the sale of the second G280 in February 2025 and the deposit release and corresponding pay down of the G280 line of credit of $9.0 million with the delay of the fourth G280 until Q4 2025. In April 2025, the Company repaid the remaining $8.5 million, terminating the credit facility with SAC Leasing G280 LLC. The line of credit balance was zero as of December 31, 2025.

During the three months ended June 30, 2026 and 2025, the Company amortized to interest expense zero and $185 thousand of debt discount, respectively. During the six months ended June 30, 2026 and 2025, the Company amortized to interest expense zero and $247 thousand of debt discount, respectively.

During the three months ended June 30, 2026 and 2025, the Company incurred zero of interest, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred zero and $641 thousand of interest, respectively.

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

NOTE 10 – RELATED PARTIES

Liotta Family Office, LLC

Liotta Family Office, LLC (“LFO”) is owned 20% by the Company’s Chief Executive Officer (“CEO”), 60% owned by the father of the Company’s Chief Executive Officer, and 20% by the brother of the CEO. LFO currently owns 74,372 shares of the Company’s issued and outstanding common stock which represents less than 1% of the Company’s issued and outstanding common stock as of June 30, 2026.

NOTE 11 – INCOME TAXES

Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that would impact the consolidated financial statements or related disclosures.

The effective tax rate was zero percent for the three and six months ended June 30, 2026, respectively. The effective tax rate was 3.00% and zero percent for the three and six months ended June 30, 2025, respectively. Our effective tax rate for the three and six months ended June 30, 2026 differs from the federal statutory rate of 21% and was negative as a result of the valuation allowance on the deferred tax benefit due to the convertible note fair value adjustments.

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

Common stock at the market sales agreement

On December 5, 2025, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (“Virtu”) pursuant to which Virtu acted as the Company’s sole sales agent or principal with respect to the offer and sale from time-to-time of shares of the Company’s Class A Common Stock, par value $0.0001 per share, having an aggregate gross sales price of an aggregate of up to $9.3 million. The Company issued 436,757 shares of common stock for proceeds of $463 thousand in the twelve months ended December 31, 2025.

On March 19, 2026, the Company delivered a notice of termination to Virtu terminating the ATM Sales Agreement as of March 22, 2026.

On March 27, 2026, the Company entered into an ATM Sales Agreement with Curvature Securities, LLC (“Curvature”) pursuant to which Curvature will act as the Company’s sole sales agent or principal with respect to the offer and sale from time-to-time of shares of the Company’s Class A Common Stock, par value $0.0001 per share, having an aggregate gross sales price of an aggregate of up to $3,700,000. The Company issued 12,155,500 shares of common stock for gross proceeds of $3.6 million in the six months ended June 30, 2026 under this ATM Sales Agreement. The Company does not currently expect to be able to utilize this ATM program for the remainder of 2026 due to limitations imposed under SEC rules.

Security offerings

On June 7, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for the sale by the Company of 6,500,000 shares of the Company’s Class A common stock. The Company received gross proceeds of $2.1 million from the offering. As part of the Purchase Agreement, the Company transferred 451,901 shares of FlyExclusive, Inc. common stock, held by the Company. The company recorded a loss of $54 thousand as part of the share transfer.

On June 28, 2026, the Company entered into a securities purchase agreement, dated June 27, 2026, for the sale by the Company of an aggregate of 11,038,767 shares of the Company’s Class A common stock. The Company received gross proceeds of approximately $1.82 million. As of June 30, 2026, $0.2 million of the proceeds were outstanding and recorded as equity contribution receivable on the consolidated balance sheets.

Preferred Stock

No shares of preferred stock have been issued as of June 30, 2026 and December 31, 2025.

Stock Options - Equity Incentive Plans

Summary of the 2025 Plan

The 2025 Stock Incentive Plan (the “2025 Plan”) was approved at the annual meeting of the shareholders of the Company on July 21, 2025. The 2025 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of common stock for issuance pursuant to awards under the 2025 Plan equal to 415,584 shares. As of June 30, 2026 the Company had 39,060 shares available for issuance under the 2025 Plan.

Summary of the 2023 Plan

The 2023 Stock Incentive Plan (the “2023 Plan”) was approved at the special meeting of the shareholders of the Company on November 28, 2023. The 2023 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock- and cash-based awards. The Company has reserved a pool of shares of common stock for issuance pursuant to awards under the 2023 Plan equal to 224,348 shares. As of June 30, 2026 the Company had 23,005 shares available for issuance under the 2023 Plan.

Stock option activity for the periods presented is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	17,703	$4.69	7.5
Granted	—	—
Cancelled	(1,194)	12.36
Exercised	—	—
Outstanding as of June 30, 2026	16,509	$4.41	5.82
Exercisable as of June 30, 2026	15,861	$4.07

The Black-Scholes option pricing model is used by the Company to determine the weighted-average fair value of share-based payments. The Company recognizes forfeitures as they occur. There were no stock options granted in the three and six months ended June 30, 2026 or 2025.

Restricted Stock

Restricted stock unit activity for the period presented is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	10,964	$18.75
Granted	70,000	0.26
Vested	(70,000)	0.26
Forfeited	—	—
Outstanding as of June 30, 2026	10,964	$18.75

Stock based compensation expense was zero and $557 thousand for the three months ended June 30, 2026 and 2025, respectively. Stock based compensation expense was $30 and $603 thousand for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 the unrecognized compensation costs related to non-vested awards was $5 thousand and is expected to be recognized over a weighted average period of 1.4 years.

Warrants

As of June 30, 2026, there were 552,000 public warrants and 609,195 private placement warrants issued and outstanding.

Private placement warrants

The Company has 609,195 private placement warrants outstanding. Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $287.50 per share. Such private placement warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are not redeemable by the Company. The private placement warrants are all exercisable as of June 30, 2026. There was no activity during the three and six months ended June 30, 2026.

Public warrants

Pursuant to the initial public offering (“IPO”) by Proof Acquisition Corp I (“PACI”) in 2021, the Company sold 1,104,000 units at a price of $250.00 per unit. Each unit consisted of one share of Class A common stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $287.50 per share, subject to adjustment. A majority of the shares were redeemed before the December 2023 merger transaction, but the warrants remain. As a result, there are 552,000 public warrants outstanding as of June 30, 2026.

The public warrants became exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the IPO. The public warrants expire five years after the completion of a business combination or earlier upon redemption or liquidation. The public and private warrants expire on December 1, 2028. The public warrants are all exercisable as of June 30, 2026. There was no activity during the three and six months ended June 30, 2026.

NOTE 13 – COMMITMENT AND CONTINGENCIES

Facilities

Our facilities leases are for space at airports throughout the south with remaining terms ranging from one to eleven months. These leases consist of office space. The leases have lease terms of 12 months or less. Accordingly, the Company has not recognized ROU assets or lease liabilities related to these lease agreements pursuant to the short-term lease election. The Company has made a policy election to not separate lease and non-lease components for these facility leases. Short term lease costs related to these leases were zero and $3 thousand for the six months ended June 30, 2026 and 2025, respectively.

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

The components of segment profit or loss were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$965	$24,855	$1,967	$50,338
Less:
Cost of revenue	292	21,088	586	42,075
Selling, general and administrative(1)	3,193	2,895	6,243	4,865
(Gain) loss on fair value adjustment of financial instruments	218	(99)	1,596	750
Gain on reversal of investment in M2i	(959)	—	(959)	—
Interest income (expense), net	26	1,229	(1)	3,629

Add:
Other gain (loss)(2)	(350)	3,130	714	4,311
Net income (loss) from continuing operations before income taxes	$(2,155)	$2,872	$(4,784)	$3,330

(1)	Includes amounts for depreciation and amortization expense.

(2)	Other includes a loss of $0.3 and a gain of $0.8 million for the sale of mission control as part of the flyExclusive fifth amendment in the three and six months ended June 30, 2026. Other includes gains of $3.1 million and $4.3 million for settlements of deposits and other liabilities at a discount for the three and six months ended June 30, 2025.

NOTE 15 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) from continuing operations	$(2,154)	$2,683	$(4,788)	3,043
Add: stock based compensation expense, net of note, net of tax	—	—	—	43
Add: (gain) loss on convertible note, net of tax	3	(99)	63	750
Net income (loss) attributable to common stockholders from continuing operations, dilutive	(2,151)	2,584	(4,725)	3,836
Net income (loss) from discontinued operations	$103	$919	$103	$1,014
Denominator:
Weighted-average common shares outstanding, basic	34,809,790	2,592,878	27,125,094	2,229,573
Add: options and restricted stock units	—	—	—	—
Add: 2024 Convertible note on as-converted basis	—	2,068,223	—	2,276,803
Weighted-average shares outstanding, dilutive	34,809,790	4,661,101	27,125,094	4,506,376

The following securities were excluded due to their anti-dilution effect on net income (loss) per share attributable to common stockholders recorded in each of the periods:

	As of June 30,
	2026	2025
Warrants to purchase common stock	1,161,195	1,161,195
Stock options outstanding	16,509	17,857
Restricted stock units with performance and market conditions	10,964	10,964
Total	1,188,668	1,190,016

NOTE 16– SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after July 1, 2026 through August 14, 2026, the date of these consolidated financial statements were available to be issued, and noted no additional events requiring recognition for disclosure, except as identified below.

On August 6, 2026, the Company dissolved Volato Merger Subsidiary, Inc., which was an inactive subsidiary that had been formed solely in connection with the Merger Agreement with M2i.

On August 6, 2026, the Company formed Modern Aero Charter, LLC, a wholly owned subsidiary of Parslee, LLC.

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

Overview of Our Business

Volato is an aviation company advancing the industry with innovative solutions in aviation software and on-demand flight access. Historically, we generated revenue through our aircraft ownership program. This program was a focused commercial strategy including deposit products, charter flights, and aircraft management services. Our aviation experience led to the development of our proprietary software, products, and applications – “Mission Control”, “Vaunt”, and “Parslee”. Mission Control drives efficiency across operations and supports operators in managing fractional ownership, charter, and other services, Vaunt is an experiential private aviation platform that connects travelers to private, empty leg flights, and Parslee is a document intelligence platform that enhances the performance of leading large language models (“LLMs”) by adding deterministic structure and auditability to complex documents such as contracts and SEC filings. With a commitment to advanced technology and customer-focused solutions, we are seeking to build scalable tools to elevate service quality and operational effectiveness in private aviation.

In September 2024, we announced an agreement with flyExclusive, Inc. (“flyExclusive”) to transition the management of our aircraft ownership program fleet operations to flyExclusive. Our management expects that this arrangement will provide substantial cost savings to the Company and allow us to focus on high-growth proprietary software sales.

Recent Developments

On July 28, 2025, the Company entered into the Merger Agreement with Merger Sub and M2i, pursuant to which Merger Sub will merge with and into M2i, with M2i surviving the Merger as a wholly-owned subsidiary of Volato. The Merger is subject to approval by the Company’s stockholders and various other customary closing conditions. On June 4, 2026, the Company delivered written notice to M2i terminating the Merger Agreement and abandoning the transactions contemplated thereby.

In 2025, the Company announced a stock dividend of shares of flyExclusive stock to Volato shareholders of record as of December 26, 2025. The dividend was effected in January 2026.

On March 6, 2026, the Company signed amendment number five to the Aircraft Management Services Agreement with flyExclusive, pursuant to which the Company sold certain unused intellectual property assets for $1.3 million payable in cash or shares of flyExclusive’s Class A common stock. Such assets represent a portion of the total assets which were anticipated to be sold under one of the Asset Options as described above. Following the sale of the intellectual property assets pursuant to the fifth amendment, there is $700,000 in remaining assets that may be sold to flyExclusive under the terms of the Aircraft Management Services Agreement, as amended.

On June 7, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for the sale by the Company of 6,500,000 shares of the Company’s common stock. The Company received gross proceeds of $2.1 million from the offering. Under the Purchase Agreement the Company also divested its 411,523 shares of flyExclusive Class A common stock the Company had acquired under the terms of the Fourth Amendment to Aircraft Management Services Agreement it entered into in October 2025.

On June 28, 2026, the Company entered into a securities purchase agreement, dated June 27, 2026, for the sale by the Company of an aggregate of 11,038,767 shares of the Company’s Class A common stock. The Company received gross proceeds of $1.82 million.

Key Factors Affecting Results of Operations

We believe that the below key factors have affected our financial condition and results of operations and may continue to have a significant effect.

Airplane Sales

During 2025, we took delivery of three Gulfstream G280 aircraft, which were delivered and sold to third parties. We have not and do not expect to take delivery of additional aircraft in 2026.

Costs and Expense Management

In 2022 and 2023, we invested in the core business systems, processes and people required to operate a, publicly traded private aviation company. In September 2024, we entered into an agreement with flyExclusive to transition our fleet operations to flyExclusive. This move resulted in substantial cost savings and provided us with the opportunity to focus on what we believe to be our high-growth areas, including aircraft sales and proprietary software. We benefited from the margins on aircraft sales without the burden of operational costs, while also generating revenue from our proprietary software, including the Vaunt platform, our empty leg consumer app.

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

Results of Operations

Comparison of three and six months ended June 30, 2026 and 2025

The following table sets forth our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Change In		Six Months Ended June 30,		Change In
	2026	2025	$	%	2026	2025	$	%
Revenue	$965	$24,855	$(23,890)	(96)%	$1,967	$50,338	$(48,371)	(96)%

Costs and expenses:
Cost of revenue	292	21,088	(20,796)	(99)%	586	42,075	(41,489)	(99)%
Selling, general and administrative	3,193	2,895	298	10%	6,243	4,865	1,378	28%
Total costs and expenses	3,485	23,983	(20,498)	(85)%	6,829	46,940	(40,111)	(85)%

Operating income (loss)	(2,520)	872	(3,392)	(389)%	(4,862)	3,398	(8,260)	(243)%

Other income (expenses):
Other income, net	(86)	3,130	(3,216)	(103)%	(116)	4,311	(4,427)	(103)%
Gain (loss) on sale of asset	(264)	—	(264)	N/M	830	—	830	N/M
Gain (Loss) from change in fair value of financial instruments	(218)	99	(317)	(320)%	(1,596)	(750)	(846)	(113)%
Gain from reversal of Investment in M2i	959	—	959	N/M	959	—	959	N/M
Interest income (expense), net	(26)	(1,229)	1,203	(98)%	1	(3,629)	3,630	(100)%
Other income (expenses), net	365	2,000	(1,635)	(82)%	78	(68)	146	(215)%

Income (loss) before provision for income taxes and discontinued operations	(2,155)	2,872	(5,027)	(175)%	(4,784)	3,330	(8,114)	(244)%
Provision for (benefit from) incomes taxes	(1)	189	(190)	N/M	4	287	(283)	N/M
Net income (loss) from continuing operations	(2,154)	2,683	(4,837)	(180)%	(4,788)	3,043	(7,831)	(257)%
Net income (loss) from discontinued operations, net of taxes	103	919	(816)	(89)%	103	1,014	(911)	(90)%
Net income (loss)	$(2,051)	$3,602	$(5,653)	(157)%	$(4,685)	$4,057	$(8,742)	(215)%

N/M - the percentage change is not meaningful

Revenue

Revenue consists of the following (in thousands, except percentages):

	Three Months Ended June 30,		Change In		Six Months Ended June 30,		Change In
	2026	2025	$	%	2026	2025	$	%
Aircraft sales	$—	$24,500	$(24,500)	(100)%	$—	$49,600	$(49,600)	(100)%
Subscription	965	355	610	172%	1,967	738	1,229	167%
Total	$965	$24,855	$(23,890)	(96)%	$1,967	$50,338	$(48,371)	(96)%

Revenue decreased by $23.9 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in revenue was the result of a decrease in aircraft sales of $24.5 million, as we did not take delivery of aircraft during 2026, and an increase in subscription based revenue of $0.6 million during the three months ended June 30, 2026 compared to the prior year period. The increase in subscription based revenues is attributable to our Vaunt platform.

Revenue decreased by $48.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in revenue was the result of a decrease in aircraft sales of $49.6 million, as we did not take delivery of aircraft during 2026, and an increase in subscription based revenue of $1.2 million during the six months ended June 30, 2026 compared to the prior year period. The increase in subscription based revenues is attributable to our Vaunt platform.

Cost of Revenue

Cost of revenue comprises expenses tied to the associated revenue streams: aircraft sales and subscription based revenue. Aircraft sales cost of revenue is the purchase price of the aircraft. Subscription cost of revenue includes costs we incur related to our proprietary software, the Vaunt platform.

Cost of revenue consists of the following (in thousands, except percentages):

	Three Months Ended June 30,		Change In		Six Months Ended June 30,		Change In
	2026	2025	$	%	2026	2025	$	%
Aircraft sales	$—	$21,032	$(21,032)	(100)%	$—	$41,963	$(41,963)	(100)%
Subscription	292	56	236	421%	586	112	474	423%
Total	$292	$21,088	$(20,796)	(99)%	$586	$42,075	$(41,489)	99%

Cost of revenue decreased by $20.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in cost of revenue was primarily a result of a decrease in aircraft sales as we purchased and took delivery of one aircraft during the three months ended June 30, 2025.

Cost of revenue decreased by $41.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in cost of revenue was primarily a result of an increase in aircraft sales as we took delivery of our second and third Gulfstream G280 aircraft during 2025.

Selling, general and administrative

Selling, general and administrative expenses increased by $0.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in selling, general and administrative is primarily related to a $0.6 million increase in a legal settlement accrual, a $0.2 increase in professional fees, a $0.1 increase in salaries and benefits, offset by a decrease of $0.6 million of stock based compensation expense.

Selling, general and administrative expenses increased by $1.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in selling, general and administrative is primarily related to $1.0 million in professional, legal and accounting fees, $0.6 million increase in a legal settlement accrual, a $0.3 million increase in salaries and benefits, a $0.2 million increase in advertising and marketing offset by a $0.6 million decrease in stock based compensation.

Gain (loss) on change in fair value of financial instruments

For the three months ended June 30, 2026, the loss on the change in fair value of financial instruments relates to a non-cash loss on the Investment in M2i share exchange of $0.2 million.

For the six months ended June 30, 2026, the loss on the change in fair value of financial instruments relates to a non-cash loss of $0.5 million on the remaining Investment in M2i, $0.3 million related to the fair value of the aviation asset and a $0.2 million loss on the fair value of the Investment in flyExclusive.

Gain from reversal of M2i Investment

Gain from the reversal of M2i Investment consist of the reversal of the original losses booked from the Investment in M2i due to the cancellation of Share Purchase agreements with two investors.

Gain on sale of asset

Gain on sale of asset, consists of the sale of mission control software to flyExclusive with the fifth amendment on March 6, 2026.

Interest Income (expense), Net

Interest income (expense) net, primarily consists of interest related to the note receivable and the sale of GC Aviation, Inc., in March 2025.

Interest income (expense), net primarily consists of interest related to our aircraft brokerage and services agreement with OgaraJets LLC and the pre-delivery payment agreement with SAC Leasing G280 LLC as of June 30, 2025.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have historically consisted of financing activities, including borrowings under our credit facilities, and proceeds from sales of debt and equity securities. We additionally generate revenue through sales subscriptions to our software application. As of June 30, 2026, we had $8.4 million of cash and cash equivalents.

Our primary needs for liquidity are to fund working capital, debt service requirements, and for general corporate purposes.

We believe the primary factors that could affect our liquidity include, our ability to raise additional funds on favorable terms, the timing and extent of spending on software development and other growth initiatives, our ability to manage our expense, and overall economic conditions. To the extent that our current liquidity is insufficient to fund future activities, we will need to raise additional capital. We may attempt to raise additional capital through the sale of equity securities, through debt financing arrangements, or both. Raising additional capital by issuing equity securities will dilute the ownership of existing stockholders. The occurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In the event that additional capital is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Except for our 2025 fiscal year, we have historically incurred negative cash flows from operating activities and significant losses from operations. Management believes that our current cash position, along with proceeds from future debt and/or equity financings, when combined with prudent expense management, will allow the Company to continue as a going concern and to fund its operations for at least one year from the date of this Quarterly Report. There are no assurances, however, that management will be able to raise capital or debt on terms acceptable to the Company. If the Company is unable to obtain sufficient additional capital or debt on terms acceptable to the Company, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition, and operating results. These above matters raise substantial doubt about the Company’s ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026, and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(2,855)	$536
Net cash (used in) provided by investing activities	(356)	30
Net cash provided by financing activities	6,953	141
Net increase in cash and restricted cash	$3,742	$707

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $2.9 million. The cash outflow from operating activities consisted of our net loss of $4.7 million, non-cash items of $0.1 million, a change in net operating assets and liabilities of $1.7 million and a change in net assets and liabilities for discontinued operations of $0.3 million. The change in net operating assets and liabilities was primarily a result of an increase in deferred revenue and customer deposits of $1.8 million, prepaid and other current assets of $0.2 million, an increase in contract assets, net of $0.5 million, and an increase in account payable and accrued liabilities of $0.5 million, as they are no longer included in discontinued operations. The change in net assets and liabilities for discontinued operations for the six months ended June 30, 2026 was $0.2 million.

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

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $0.4 million. The cash flow from investing activities consisted of the purchase of property and equipment.

Net cash provided by investing activities for the six months ended June 30, 2025 was $30 thousand. The cash flow from investing activities consisted of the sale of property and equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $7.0 million. Cash flow provided by financing activities consisted of proceeds from the at the market offering of $3.6 million, proceeds from the PIPE offering of 2.2 million and proceeds from the registered direct offering of 1.6 million cash received and $0.2 million receivable, offset by cost of share issuance of $0.4 million.

Net cash provided by financing activities for the six months ended June 30, 2025 was $141 thousand. Cash flow used in financing activities consisted of the repayment on loans of $1.1 million and the proceeds from the second tranche of the convertible note of $1.4 million.

Sources of Liquidity

To date, we have financed our operations primarily as a result of the 2023 business combination, sales of stock, borrowings of long-term and short-term debt, loans and convertible notes. As of June 30, 2026, we had working capital of approximately $0.9 million and our primary source of liquidity was cash totaling $8.4 million. Based on our recent trends, we expect to fund our operations in 2026 from our cash on hand, cash from operations, or one or more sales of equity or debt securities (including potential sales of common stock in our at-the-market sales program described below and elsewhere in this Quarterly Report). The Company believes it has the ability to generate and obtain enough cash to meet its obligations for the next 12 months.

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

On March 27, 2026, the Company entered into an ATM Sales Agreement with Curvature Securities, LLC (the “Agent”), pursuant to which the Agent will act as the Company’s sole sales agent or principal with respect to the offer and sale from time-to-time of shares of the Company’s Class A Common Stock, having an aggregate gross sales price of an aggregate of up to $3.7 million. In April 2026, the Company received $3.6 million in net proceeds from the sale of stock under our at-the-market program. The Company does not currently expect to utilize its ATM sales program during the remainer of 2026 due, in part, to limitations imposed under SEC rules.

On June 7, 2026, the Company entered into a Securities Purchase Agreement for the sale by the Company of 6,500,000 shares of the Company’s Class A common stock. The Company received gross proceeds of $2.2 million from the offering.

On June 27, 2026, the Company entered into a Securities Purchase agreement for the sale by the Company of 11,38,767 shares of the Company’s Class A common stock. The Company received gross proceeds of $1.8 million from the offering.

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

JOBS Act

We are an “emerging growth company” as defined in the JOBS Act. The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The Company’s financial statements have not been impacted by the JOBS Act as of June 30, 2026.

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

As of the end of the period covered by the report, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described below.

Management has begun implementing a comprehensive remediation plan designed to address the identified material weaknesses through enhancements to financial reporting processes, internal control documentation, segregation of duties, and IT general controls, with assistance from external advisors. These remediation efforts are expected to continue throughout fiscal 2026, and management will evaluate the operating effectiveness of the enhanced controls before concluding that the material weaknesses have been remediated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on June 30, 2026 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026 (as amended, the “Form 10-K”). Investors should review the risks provided in the Form 10-K and in other reports we filed with the SEC prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

A key component of our business plan is to seek to effect one or more acquisitions, business combinations or strategic relationships to broaden our business operations, and we terminated the previously contemplated Merger with M2i. Future business combinations and acquisition transactions, if any, may not succeed in generating the intended benefits and may adversely affect our business.

The Merger Agreement with M2i was terminated in June 2026. As a result, a key component of our go-forward strategy is to evaluate a potential alternative strategic transaction or relationship to expand our business and grow our operations. The inability of the Company to successfully identify and execute on a strategic transaction, or otherwise, integrate any acquired businesses or technologies, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition. Executing on any acquisitions or strategic transactions may require various closing conditions on the parties and may be subject to regulatory review and approval requirements by governmental entities, or, ultimately be prohibited. There is no assurance that we will be able to complete the transactions contemplated by any letters of intent that we have evaluated since the termination of the Merger Agreement in June 2026, or, otherwise execute on other strategic transactions of a similar nature.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the quarter ended June 30, 2026, which were not previously reported in a Current Report on Form 8-K filed by the Company with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company and its affiliates did not repurchase any shares of common stock during the quarter ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended June 30, 2026, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended June 30, 2026, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

(c) During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Index
Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Volato Group, Inc., as amended through February 19, 2025 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed with the SEC on May 7, 2025).
3.2	Third Amended and Restated Bylaws of Volato Group, Inc. PROOF Acquisition Corp I, as amended through October 10, 2024 (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2024).
10.1	Form of Share Exchange Agreement, dated April 2026, between the Company and certain shareholders of M2i Global, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2026).
10.2	Form of Securities Purchase Agreement, dated June 7, 2026, between Volato Group, Inc. and the Investors party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2026).
10.3	Form of Registration Rights Agreement, dated June 7, 2026, between Volato Group, Inc. and the Investors party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2026).
10.4	Form of Amendment No. 1 to Registration Rights Agreement, dated June 18, 2026, between Volato Group, Inc. and the Investors party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2026).
10.5	Form of Securities Purchase Agreement, dated June 27, 2026, between Volato Group, Inc. and the Investors party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: August 14, 2026

VOLATO GROUP, INC.

By:	/s/ Matthew Liotta
Name:	Matthew Liotta
Title:	Chief Executive Officer

By:	/s/ Mark Heinen
Name:	Mark Heinen
Title:	Chief Financial Officer

